Form 10QSB
period 2006-11-30
Aslahan Enterprises Ltd.
filed 2007-02-08
CIK 1360849

U.S. Securities and Exchange Commisison

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Aslahan Enterprises Ltd.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

2498 West 41st Ave, Suite 123, Vancouver, British Columbia, V6M 2A7

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

604-551-6699

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of November 30, 2006 was 13,860,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Aslahan Enterprises Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of November 30, 2006 (Unaudited) and February 28, 2006 (Audited)...........................................................................................................4

      Statement of Operations for three months ended November 30, 2006 (Unaudited) and from the inception date October 26, 2005 to February 28, 2006 (Auditd)...5

       Statement of Cash Flows for three months ended November 30, 2006 (Unaudited) and from the inception date October 26 , 2005 to February 28, 2006 (Audited)...6

2

Part I - FINANCIAL INFORMATION

Aslahan Enterprises Ltd.

(A Nevada Corporation)

Balance Sheet

November 30, 2006

(With Comparative Figures at February 28, 2006)

(Expressed in US Dollars)

	November 30	February 28
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash
	$243	$12,568
Accounts Receivable
	-	2,000

Total Assets	$243	$14,568

LIABILITIES
Current Liabilities
Accounts Payable and Accrued Liabilities
	$10,185	$8,000
Shareholder Loan
	3,000	-
Total Liabilities	$13,185	$8,000

SHAREHOLDER'S EQUITY
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
13,860,000 common shares	13,860	13,860
Additional Paid In Capital	26,640	26,640
Deficit	(53,442)	(33,932)
Total Shareholder's Equity	(12,942)	6,568

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$243	$14,568

Approved on Behalf of the Board
"Tina Sangha", Director and Chief Executive Officer

See Accompanying Notes

Aslahan Enterprises Ltd.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception Date of
	Three Months	October 26
	Ended	2005 to
	November 30	February 28
	2006	2006
General and Administrative Expenses
Regulatory and Transfer Agent Fees	-	250
Management Fees	-	4,000
Bank Charges and Interest	27	12
Professional Fees	-	2,300
Facilities Costs	3,000	3,000
Amortization Expense	625	-
Total Expenses	3,652	9,562

Net Profit (Loss) for the Period	(3,652)	(9,562)

Basic and diluted loss per share	$ (0.00)

Weighted Average Number of Shares Outstanding (Basic and Diluted)	5,238,334

See Accompany Notes

Aslahan Enterprises Ltd.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception Date of
	Three Months	October 26
	Ended	2005 to
	November 30	February 28
	2006	2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(3,257)	(33,932)

Changes in non-cash working capital items
Accounts Receivable	-	(2,000)
Accounts Payable and Accrued Liabilities	3000	8,000
Cash used for operating activities	(257)	(27,932)

Financing Activities
Capital Stock subscribed	-	13,860
Paid-In Capital	-	26,640
Loan from Stockholder	-	-
Cash provided by financing activities	-	40,500

Cash increase (decrease) during the period	(257)	12,568

Cash, beginning of period	500	-
Cash, end of period	243	12,568

See accompanying notes

Aslahan Enterprises Ltd.

Notes to Financial Statements

For the Three Months Ended November 30, 2006

(UNAUDITED)

Note 1.            NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on October 26, 2005. The Company intends to commence operations as an e-commerce company providing horse- racing betting advice through the Internet. At the period end, the Company has entered into an agreement which grants the Company exclusive rights and license in the provinces of Hubei and Beijing, China to own and operate fast food outlets, and/or sell franchises.

These financials statements have been prepared on a going concern basis. The Company has accumulated deficit of $53,442 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's fiscal year end is February 28th.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

    (a)    Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2006, there were no cash equivalents.

    (b)    Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

    (c)    Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

    (d)    Foreign Currency Translation

The Company   is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

    (e)     Financial Instruments

The carrying value of the Company's financial instruments consisting of cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

    (f)    Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    (g)    Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at November 30, 2006, diluted net loss per share is equivalent to basic net loss per share.

    (h)    Website Development Cost

The Company adopted EITF 00-2, "Accounting for  Website  Development  Costs,"  which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of  websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  On November 10, 2005, the Company entered into a web design contract (Note 5).  For the period ended November 30, 2006, the website development has not yet commenced and no cost has been incurred.

(i)     Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.   SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

(j)    Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company  is  disclosing  this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity  except  those resulting  from  investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" during the period ended November 30, 2006.

(k)    Revenue Recognition

The Company's business is in the sale of horse-racing advice and research through a website on the internet.  The Company recognizes the revenue at the time of sale of the service when responsibility of the service is transferred to the purchaser and payment has been accepted or assured.

(l)    Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended November 30, 2006.

(m)    New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3:            CAPITAL STOCK

On October 27, 2005, the Company issued 8,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $8,000.

On October 27, 2005, the Company issued 4,500,000 common shares at $0.001 per share to nine investors for total proceeds of $4,500.

On November 10, 2005, the Company issued 1,200,000 common shares at $0.01 per share to twelve investors for total proceeds of $12,000.

On January 17, 2006, the Company issued 160,000 common shares at $0.10 per share to eight investors for total proceeds of $16,000.

NOTE 4:         INCOME TAXES

As at February 28, 2006, the Company has an estimated net operating loss carryforward for tax purpose of $14,637. This amount may be applied against future federal taxable income and expires 2026.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at November 30, 2006.  The significant components of the deferred tax asset as at November 30, 2006 were as follows:

November 30, 2006
Net operating loss carry fowards	14,637
Valuation allowance	(14,637)
Net Deferred Tax Asset	-

 NOTE 5:        COMMITTMENTS

On November 10, 2005, the management of the Company signed a web design contract with an independent contractor, Randy Liu, to create and develop the Company's website. In consideration, the Company agreed to pay Mr. Liu a fixed rate of $US 25 per hour of work. It is expected that the website will require 80 hours of labor to be complete.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Aslahan Enterprises Ltd. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended November 30, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Aslahan Enterprises Ltd. ("Aslahan") intends to commence operations as an information service provider. The Company intends to commence operations as an e-commerce company providing horse- racing betting advice through the Internet.

Results of Operations

The Company experienced general and administration expenses of $3,257 for the quarter ended November 30, 2006. The majority of the expenses was related to the rent of the Company's office premises, which totaled $3,000 for the quarter. The Company is continuing its efforts to raise additional capital in order to proceed with the company's business plan.

For the quarter ended November 30th, 2006, the company experienced a net loss of $3,257.

Liquidity and Capital Resources

During the three month period ended November 30th, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of November 30th, 2006, the Company has cash on hand in the amount of $243. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. February 8, 2007

February 8, 2007	/s/ "Tina Sangha"
Ms. Tina Sangha, President