Form 10KSB
period 2007-02-28
Aslahan Enterprises Ltd.
filed 2007-05-29
CIK 1360849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended February 28, 2007

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-133987

Aslahan Enterprises Ltd.

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

2498 West 41st Ave, Suite 123, Vancouver B.C. V6M 2A7

----------------------------------------------------------

(Address of principal executive office)

604-551-6699

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ x ]	No [ ]

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of February 28, 2007 is $586,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 28, 2007, there are 13,860,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

ASLAHAN ENTERPRISES LTD.

FORM 10-KSB

For the Fiscal Year ended February 28, 2007

Table of Contents

Part I

        Item 1.        Description of Business

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

        Item 6.        Management's Discussion and Analysis or Plan of Operation

        Item 7.        Financial Statement

        Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 8A.     Controls and Procedures

        Item 8B.     Other Information

Part III

        Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Ac

        Item 10.      Executive Compensation

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF ASLAHAN ENTERPRISES LTD., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Aslahan Enterprises Ltd. was incorporated in the state of Nevada on October 26, 2005. We intend to commence operations as an e-commerce company which will offer horse-racing gambling advice and information via the Internet. The initial region we plan to market our website to is to the Asia market. We currently have signed a contract with an independent contractor to create and develop our company's website. Our website completed the beta phase of its development in December 2006. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.  From inception until the date of this filing, we have had no material operating activities.

Our principal executive offices are located at Suite 123 - 2498 West 41st Avenue, Vancouver, British Columbia and our telephone number is (604)551-6699. Our fiscal year end is February 28th.

On November 10, 2005, Aslahan Enterprises Ltd. signed a Web Site Design Contract with an independent contractor, Randy Liu, to create and develop the company's website. We expect to complete the beta phase of our company's website is scheduled to be completed by the end of August 2006.

In consideration for Randy Liu to create and develop the website, we accepted to pay the following fees:

    We agreed to pay to Randy Liu a fixed rate of USD$25 per hour of work for the website. It is estimated that it will take 80 hrs to complete the initial phase of the website.

Other than the items mentioned above, we are not required to make any other types of payments to Aslahan Enterprises Ltd. during the term of the agreement.

We plan to commence operations as an e-commerce company that offers horse-racing betting advice and information via the Internet to the amateur horse-racing enthusiast. The initial region that we plan to market our website to is the Asia market. More specifically, we plan to target the Hong Kong horse-racing market at the outset. We are currently in the process of creating a software program which will take traditional variables used to make educated bets in horse racing, such as track conditions, the lineage of the horse, and history of the jockey, and formulate a database and ranking system of horses for each racing event. Amateur horse-racing enthusiast will be able to access our database of information and ranking system through our website and make an informed decision on which horse to place their bets on in the next race. Users of our website will be able to pay for a one-time tip or subscribe to our services on a monthly basis. Our website will not offer any betting or gambling services or products. We are solely in the business of offering information and statistics to amateur horse racing enthusiasts.  We have currently signed a contract with an independent contractor to help us create and develop our website. We are planning to have our website fully developed and running by the end of July 2007. As of the date of this prospectus, we have not yet identified an individual to write the coding of our software program.

The current Internet horse-racing industry is highly fragmented. There are currently many small-scale websites which offer horse racing tips via the Internet. From management's research, most of these horse racing websites also offer gambling services in conjunction to their advisory services, such as help placing a bet on a certain race on behalf of the Internet user for a commission. The research currently available to horse-racing enthusiasts is limited, as most websites do not offer any significant evidence or information to substantiate their racing advise.

As of to date of this filing, we have not generated any revenues, as we have had no operational activities.

Currently, we have no insurance coverage

As of the date of this prospectus, management is unaware of any government regulations the business is subject to.

We currently have no employees, other than our director.

We do not have any subsidiaries.

There has been no bankruptcy, receivership, or similar proceedings.

We have no patents or trademarks.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Suite 123-2498 West 41st Ave, Vancouver, British Columbia. Our telephone number is (604) 551-6699..

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Aslahan Enterprises Ltd., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended February 28, 2007

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is currently no publicly trading market for our common stock.

There are no outstanding options or warrants or convertible securities to purchase our common equity

All of the 13,860,000 common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of February 28, 2007, the approximate number of holders of Common Stock of the Company is 30.

Since our inception date, our boards of directors have not declared any dividend payments to the shareholders. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our board of directors may consider to be relevant.

The company has never issued securities for any equity compensation plan.

Item 6:     Management's Discussion and Analysis or Plan of Operation

Aslahan Enterprises Ltd. was incorporated in the state of Nevada on October 26, 2005. We intend to commence operations as an e-commerce company which will offer horse-racing gambling advice and information via the Internet. The initial region we plan to market our website to is to the Asia market. We currently have signed a contract with an independent contractor to create and develop our company's website. Our website completed the beta phase of its development in December 2006. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.  From inception until the date of this filing, we have had no material operating activities.

Overview

Aslahan Enterprises Ltd. was incorporated in the state of Nevada on October 26, 2005. We intend to commence operations as an e-commerce company which will offer horse-racing gambling advice and information via the Internet. The initial region we plan to market our website to is to the Asia market. We currently have signed a contract with an independent contractor to create and develop our company's website. Our website completed the beta phase of its development in December 2006. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.  From inception until the date of this filing, we have had no material operating activities.

Results of Operations

Revenues

We did not earn any revenues during the fiscal period end February 28, 2007, nor has the Company earned any revenues since its inception date of October 26, 2005.

General & Administrative Expenses

General and administrative expenses totaled $27,541 for the fiscal period ended February 28, 2007, compared to expenses of $33,932 for the fiscal period ended February 28, 2006. General and administrative expenses incurred during the fiscal period ended February 28, 2007 is largely attributed to fees paid for occupancy costs on the firm's existing office.

We experienced a net loss of $27,541 for the fiscal period ended February 28, 2007, compared to a net loss of $33,932 for the fiscal period ended February 28, 2006..

Liquidity and Capital Resources

As of February 28, 2007, the Company had cash of $2,712. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 7:    Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Fazzari + Partners LLP, Chartered Accountants for the fiscal year ended February 28, 2007 and by Cinnamon Jang & Willoughby for the period ended February 28, 2006. There have been no changes in or disagreements with Fazzari + Partners LLP, Chartered Accountants and Cinnamon Jang & Willoughby on accounting and financial disclosure matters at any time.

Item 8A: Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B: Other Information

None

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Tina Sangha	23	President, Principal Executive Officer, Principal Financial Officer,, Secretary Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Tina Sangha has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and director since October 28, 2005.

For the past six years, Ms. Sangha was the head foreperson for Playland Food and Beverage Stand in Vancouver, Canada in which she was in charge of managing a number of fast food stands at the amusement park. During the last five years, Ms. Sangha also worked as a secretary for Superb Lawns and Tree Sprayers, a home gardening company based in Vancouver, Canada. Currently, Ms. Sangha is a research associate with Walsmey Researh.

Ms. Sangha completed her Business Administration Diploma in 2005 from Capilano College. She is expected to complete her Bachelor of Business Administration degree near the end of 2006.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

 Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending February 28, 2007, Form 3 reports were not timely filed by Tina Sangha, the Company's sole officer and director.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Tina Sangha	2007	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2006	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 2498 West 41st Ave., Suite 123, Vancouver, British Columbia, V6M 2A7.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Tina Sangha	8,000,000	President, Principal Executive Officer, Principal , Principal Accounting Officer, Treasurer, Secretary, and Director	57.72%
All officers and directors as a Group (1 person)			57.72%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 8,000,000 shares of common stock to Tina Sangha, our president and a member of the board of directors in April 2005, in consideration of $8,000.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by refernce to the Form 10-SB filed with the Securities and Exchange Commission on May 11, 2006)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on May 11, 2006)

10.1*                                       Website Design Contract (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on May 11, 2006)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2007 - $5,500          Fazarri + Partners LLP

2006 - $5,000          Cinnamon Jang & Willoughby

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - $0                    Fazarri + Partners LLP

2006 - $0                    Cinnamon Jang & Willoughby

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0                    Fazarri + Partners LLP

2006 - $0                    Cinnamon Jang & Willoughby

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0                    Fazarri + Partners LLP

2006 - $0                    Cinnamon Jang & Willoughby

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of May, 2007

Aslahan Enterprises Ltd.

(Registrant)

By: /s/ Tina Sangha

Tina Sangha

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Tina Sangha	President, CEO,CFO, Secretary, Treasurer and Director
Tina Sangha

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended February 28, 2007 and 2006                                     F-2

Statement of Operations for the years ended February 28, 2007 and 2006                      F-3

Statement of Cash Flows for the years ended February 28, 2007 and 2006                     F-4

Statement of Shareholder's Equity                                                                                    F-5

Notes to Financial Statement                                                                                            F-6

ASLAHAN ENTERPRISES LTD.

FINANCIAL STATEMENTS

FOR THE FISCAL PERIOD ENDED FEBRUARY 28, 2007

May 4, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aslahan Enterprises Ltd. (A Development Stage Company):

We have audited the accompanying balance sheet of Aslahan Enterprises Ltd. (A Development Stage Company) as at February 28, 2007 and the statements of accumulated deficit, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an option of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance wheter the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2007 and the results of its operations and cash flows for the year then ended, in conformity with the accounting principals generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Managements plan in regards to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative figures were reported on by another accounting firm.

FAZZARI + PARTNERS LLP
Chartered Accountants, Licensed Public Accountants

Aslahan Enterprises Ltd.

(A Nevada Corporation)

( A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 28, 2007 ($)	February 28, 2006 ($)
ASSETS
Current Assets
Cash	2,712	12,568
Accounts Receivable	-	2,000

TOTAL ASSETS	2,712	14,568

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	18,185	8,000
Long Term
Due to Shareholder	5,500	-
	23,685	8,000

Stockholders' Deficiency
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding
13,860,000 common shares	13,860	13,860
Additional paid in capital	26,640	26,640
Deficit	(61,473)	(33,932)
	(20,973)	6,568

	2,712	14,568

Approved on behalf of the Board
"Tina Sangha", Director and Chief Executive Officer
See Accompanying Notes

Aslahan Enterprises Ltd.

(A Nevada Corporation)

( A Development Stage Company)

Statement of Operations

(Expressed in US dollars)

	Cumulative From Date of Inception on October 26, 2005 to February 28, 2007	For the Year Ended February 28, 2007	Inception Date of October 26, 2005 to February 28, 2006
General and Administrative Expenses
Occupancy Costs	16,000	12,000	4,000
Professional Fees	30,990	8,868	22,122
Management Fees	12,700	5,700	7,000
Regulatory and Transfer Agent Fees	1385	760	625
Bank Charges and Interest	320	213	107
Office and General	78	-	78
		27,541	33,932
Net Profit (Loss) for the Period		(27,541)	(33,932)

Net Profit (Loss) per Common Share		$ (0.00)	$ (0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding		13,860,000	13,860,000
Basic and diluted
See Accompanying Notes

Aslahan Enterprises Ltd.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

	Cumulative From Date of Inception on October 26, 2005 to February 28, 2007	For the Year Ended February 28, 2007	Inception Date of October 26, 2005 to February 28, 2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(61,473)	(27,541)	(33,932)
Changes in non-cash working capital items
Accounts Receivable	-	2,000	(2,000)
Accounts Payable and Accrued Liabilities	18,185	10,185	8,000
Cash Used for operating activities	(43,288)	(15,356)	(27,932)

Financing Activities
Capital Stock subscribed	26,640	-	26,640
Additional paid in Capital	13,860	-	13,860
Loan from Shareholder	5,500	5,500	-
Cash Provided by financing activities	46,000	5,500	40,500

(Decreased) increase in cash
during the year	2,712	(9,856)	12,568

Cash, Beginning of Period	-	12,568	-
Cash, End of Period	2,712	2,712	12,568

See Accompanying Notes

Aslahan Enterprises Ltd.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Stockholders' Equity

Accumulated for the period from date of inception, on October 26, 2005, to February 28, 2007

(Expressed in US dollars)

	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Capital Stock Issued for Cash
- at $0.001, October 27, 2005	8,000,000	8,000	-		8,000
- at $0.001, October 27, 2005	4,500,000	4,500	-		4,500
- at $0.01, November 10, 2005	1,200,000	1,200	10,800		12,000
- at $0.10, January 17, 2006	160,000	160	15,840		16,000

Net Loss for the period from date of inception on October 26, 2005 to February 28, 2006				(33,932)	(33,932)
Balance February 28, 2006	13,860,000	13,860	26,640	(33,932)	6,568

Net Loss for the year ended February 28, 2007				(27,541)	(27,541)
Balance February 28, 2007	13,860,000	13,860	26,640	(61,473)	(20,973)
See Accompanying Notes

Aslahan Enterprises Ltd.

(A Nevada Corporation)

(A Development Stage Company)

Notes to Financial Statements

Fiscal Year Ended February 28, 2007

(Expressed in U.S. Dollars)

1.       Nature and continuance of operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on October 26, 2005.  The Company intends to commence operations as an e‑commerce company providing online horse‑racing advisory and information services only.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $61,473 since inception, and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to continue to provide for its working capital needs by seeking loans from its shareholders.  These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2.       Significant accounting policies

            These financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

            The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

            (a)        Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at February 28, 2007, there were no cash equivalents.

            (b)        Development stage company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

             (c)        Foreign currency translation

                         The Company is located and operating outside of the United States of America.  It maintains its accounting records in U.S. Dollars, as follows:

 At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of exchange rates in effect at that date.  At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

             (d)        Financial instruments

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

            (e)        Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

            (f)        Basic and diluted net loss per share

                        In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed similar to basic net loss per common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As at February 28, 2007, diluted net loss per share is equivalent to basic net loss per share.

            (g)        Website development cost

The Company adopted EITF‑2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Under the EITF 00‑2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  On November 10, 2005, the Company entered into a web design contract (Note 5).  For the period ended February 28, 2007, the website development has not yet commenced and no cost has been incurred.

            (h)        Stock based compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123 (revised).  "Share‑Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value a the grant date, and expensed over the expected vesting period.  Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  SFAS no. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

            (i)         Comprehensive incom

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

 The Company has no elements of "other comprehensive income" during the period ended February 28, 2007.

            (j)         Revenue recognition

The Company's business is in the sale of horse‑racing advice and research through a website on the Internet.  The Company recognizes revenue at the time of sale of the service when responsibility of the service is transferred to the purchase and payment has been accepted or assured.

            (k)       Advertising expenses

The Company expenses advertising costs as incurred.  There was no advertising expense incurred by the Company during the year ended February 28, 2007.

             (l)         New accounting standards

                         Management does not believe that any recently issued but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.       Capital stock

            On October 27, 2005, the Company issued 8,000,000 common shares at $0.001 per share to the director of the Company for total proceeds of $8,000.

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

4.       Income taxes

            As at February 28, 2007, the Company has an estimated net operating loss carryforward for tax purpose of $16,000.  This amount may be applied against future federal taxable income and begins to expire in 2016.

            As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at February 28, 2007.  The significant components of the deferred tax asset as at February 28, 2007 were as follows:

                                                                                                                        2007                 2006

            Net operating loss carry forwards                                             $      16,000      $      14,637

Valuation allowance                                                                         (16,000)           (14,637)

Net deferred tax asset                                                               $               -      $               -

5.       Commitments

            On November 10, 2005, the management of the Company signed a web design contract with an independent contractor, Randy Liu, to create and develop the Company's website.  In consideration, the Company agreed to pay Mr. Liu a fixed rate of $US 25 per hour of work.  It is expected that the website will require 80 hours of labour to be complete.