Form 10QSB
period 2007-08-31
Aslahan Enterprises Ltd.
filed 2007-10-15
CIK 1360849

U.S. Securities and Exchange Commisison

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of August 31, 2007 was 13,860,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Aslahan Enterprises Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of August 31, 2007 (Unaudited) and February 28, 2007 (Audited)...........................................................................................................4

      Statement of Operations for three months ended and nine months ended August 31, 2007 (Unaudited) and from the inception date October 26, 2005 to February 28, 2007 (Auditd)...5

       Statement of Cash Flows for three months ended and nine months ended August 31, 2007 (Unaudited) and from the inception date October 26 , 2005 to February 28, 2007 (Audited)...6

2

Part I - FINANCIAL INFORMATION

Aslahan Enterprises Ltd.

(A Nevada Corporation)

Balance Sheet

August 31, 2007

(With Comparative Figures at February 28, 2007)

(Expressed in US Dollars)

	August 31	February 28
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash
	-	2,712

Total Assets	-	2,712

LIABILITIES
Current Liabilities
Accounts Payable and Accrued Liabilities
	6,555	18,185
Shareholder Loan
	24,750	5,500
Total Liabilities	31,305	23,685

SHAREHOLDER'S DEFICIENCY
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
13,860,000 common shares	13,860	13,860
Additional Paid In Capital	26,640	26,640
Deficit	(71,805)	(61,473)
Total Shareholder's Equity	(31,305)	(20,973)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	-	2,712

Approved on Behalf of the Board
"Tina Sangha", Director and Chief Executive Officer

See Accompanying Notes

Aslahan Enterprises Ltd.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date of
	Three Months	Nine Months	October 26
	Ended	Ended	2005 to
	August 31	August 31	February 28
	2007	2007	2007
General and Administrative Expenses
Regulatory and Transfer Agent Fees	-	475	1,385
Management Fees	-	5,700	12,700
Bank Charges and Interest	1	151	320
Professional Fees	-	3,928	30,990
Facilities Costs	3,000	9,000	16,000
Office and General	-	-	78
Total Expenses	3,001	19,254	61,473

Net Profit (Loss) for the Period	(3,001)	(19,254)	(61,473)

Basic and diluted loss per share	$ (0.00)

Weighted Average Number of Shares Outstanding (Basic and Diluted)	13,860,000

See Accompany Notes

Aslahan Enterprises Ltd.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date of
	Three Months	Nine Months	October 26
	Ended	Ended	2005 to
	August 31	August 31	February 28
	2007	2006	2007
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(3,001)	(13,123)	(61,473)

Changes in non-cash working capital items
Accounts Receivable	-	2,000	-
Accounts Payable and Accrued Liabilities	(80)	(3,185)	18,185
Cash used for operating activities	(3,081)	(14,938)	(43,288)

Financing Activities
Capital Stock subscribed	-	-	13,860
Paid-In Capital	-	-	26,640
Loan from Stockholder	2,750	3,000	5,500
Cash provided by financing activities	2,750	3,000	46,000

Cash increase (decrease) during the period	(331)	(11,938)	2,712

Cash, beginning of period	331	12,568	-
Cash, end of period	-	630	2,712

See accompanying notes

Aslahan Enterprises Ltd.

Notes to Financial Statements

For the Three Months Ended August 31, 2007

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

These financials statements have been prepared on a going concern basis. The Company has accumulated deficit of $71,805 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

    (a)    Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2007, there were no cash equivalents.

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

    (g)    Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at August 31, 2007, diluted net loss per share is equivalent to basic net loss per share.

    (h)    Website Development Cost

The Company adopted EITF 00-2, "Accounting for  Website  Development  Costs,"  which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of  websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  On November 10, 2005, the Company entered into a web design contract (Note 5).  For the period ended August 31, 2007, the website development has not yet commenced and no cost has been incurred.

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

The Company has no elements of "other comprehensive income" during the period ended August 31, 2007.

(k)    Revenue Recognition

The Company's business is in the sale of horse-racing advice and research through a website on the internet.  The Company recognizes the revenue at the time of sale of the service when responsibility of the service is transferred to the purchaser and payment has been accepted or assured.

(l)    Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended August 31, 2007.

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

NOTE 4:         INCOME TAXES

As at August 31, 2007, the Company has an estimated net operating loss carryforward for tax purpose of $16,000. This amount may be applied against future federal taxable income and expires 2016.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at August 31, 2007.  The significant components of the deferred tax asset as at August 31, 2007 were as follows:

August 31, 2007
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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended August 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $3,001 for the quarter ended August 31, 2007. The majority of the expenses was related to the rent of the Company's office premises, which totaled $3,000 for the quarter. The Company is continuing its efforts to raise additional capital in order to proceed with the company's business plan.

For the quarter ended August 31, 2007, the company experienced a net loss of $3,001.

Liquidity and Capital Resources

During the three month period ended August 31, 2007, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. October 15, 2007

October 15, 2007	/s/ "Tina Sangha"
Ms. Tina Sangha, President