Form 10-K
period 2007-12-31
RedRoller Holdings, Inc.
filed 2008-03-31
CIK 1360849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File Number 333-133987

RedRoller Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	98-0539667
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

Soundview Plaza, 1266 East Main St., Stamford, CT 06902-3546
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (203) 286-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None.	Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of August 31, 2007 based upon the last sale price on the OTC Bulletin Board reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 24,842,040 shares of the registrant’s common stock issued and outstanding as of March 28, 2008 and no shares of the registrant’s preferred stock issued and outstanding as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART 1

ITEM 1.	BUSINESS.

References herein to “we,” “us” or “our” refer to RedRoller Holdings, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Overview

We were originally incorporated in the State of Nevada on October 26, 2005 as Aslahan Enterprises Ltd. for the purpose of offering e-commerce gambling advice and information associated with horse racing via the Internet.  On November 13, 2007, we completed a reverse merger transaction (the “Merger”) with RedRoller, Inc., a private Delaware corporation that was originally incorporated in 2004.  In connection with the Merger, we changed our state of incorporation to Delaware, changed our name to RedRoller Holdings, Inc. and began pursuing the business of RedRoller, Inc. as our sole line of business.  We reported the Merger and the transactions related thereto on a current report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007.

We have developed and are a provider of an Internet-based, multi-carrier, integrated shipping services and pricing comparison system (the “RedRoller System”) that gives its users the ability to compare shipping services and pricing from multiple parcel carriers and purchase such services over the Internet.   Our initial software was released in beta format at no charge to users via www.redroller.com in June 2006. Based in part on feedback from beta customers, the RedRoller System is being substantially redesigned and enhanced to support monthly subscriptions fees from users. We expect to generate revenue from subscription, transaction and/or other fees to users and third-party companies, including the possible sale of supplies and advertising and/or commissions on any associated sales made via click-through marketing.

We believe that the RedRoller System is unique as no web-based, low-cost multi-carrier computerized shipping system like it currently exists that communicates with carriers’ computer systems and completes a full transaction with carriers automatically, prints carrier authorized labels, including legal postage from the United States Postal Service (the “USPS”), and actually deploys carrier’s vehicles (when requested by a user) for package pick-up.

The RedRoller System

The RedRoller System is designed to allow customers to input as little information as necessary yet receive the maximum number of shipping options and related services available per carrier. In essence, the RedRoller System is intended to provide a fully transparent pricing service with demonstrable cost versus benefits value and is designed to be both highly usable and, importantly, to save our customers time and money.   Since the RedRoller System will be provided under a subscription or license-based fee to its customers, we believe that its primary competition will be the ostensibly “free” systems provided by the major carriers to their respective customers. While each carrier’s software system provides the ability to order their specific shipping services, we believe that these sites inherently favor each respective carrierand are not designed to be integrated into other third party applications.

In addition to price comparison functionality, the RedRoller System is designed to incorporate similar functionality to the major carriers’ software platforms, including reporting, carrier performance analysis, spend by type of shipment and other value-added functions.  Once a user enters his/her existing account number of a specific carrier, that contract rate will be displayed alongside other carriers’ service levels.  For customers without a contractual relationship with a carrier(s), we expect to be able to establish relationships with carriers of their choice.  Although we designed the RedRoller System primarily for the Small and Medium Enterprises (“SME”) market and other businesses, our management expects that the RedRoller System can be used by individual users and companies of all sizes.

Traditional multi-carrier computerized shipping systems were developed for large companies to save money and increase efficiency by automatically selecting the best carrier for each shipment.  These enterprise systems are targeted outside of the SME sector and we believe they are cost justified only through the demonstrable return on investment they deliver when installed as integral systems to existing enterprise warehouse and distribution environments. The RedRoller System is designed to provide similar capabilities to users and businesses of all sizes by providing many of the value benefits associated with multi-carrier, enterprise computerized shipping systems at a substantially lower cost.

Package Delivery Market Overview

According to the 18th Annual State of Logistics Report, which was sponsored by the Council of Logistics Management, “logistics costs accounted for 10% of the gross domestic product in 2006.”1 Companies and consumers in the U.S. spent more than $48 billion shipping parcels in 2006, a category defined by packages weighing between 2 and 150 pounds.2 The Package Delivery Market is largely serviced by four (4) national competitors: UPS; FedEx; the USPS; and, over the past several years, DHL. In addition to these four carriers, there are numerous lesser known carriers offering regional and coast-to-coast services at highly competitive prices.

The ground parcel sector grew more competitive in the mid-1990’s following FedEx’s entry into this marketplace. FedEx changed its rate structure from a single nationwide rate to a zone rate to better compete with UPS for shorter-distance ground deliveries. UPS, in turn, marketed its next-day service to target FedEx’s core strength. FedEx continues to pursue UPS’s ground shipping business (as evidenced through the purchases of RPS, Inc. and Roberts Express, Inc.).

In an effort to increase revenue from small businesses and consumers, FedEx, UPS and DHL now offer branded retail packaging centers. DHL, owned by Deutsche Post World Net, has retail counters in Office Max and Walgreens stores; FedEx has its own storefronts and their recently acquired Kinko’s locations; and UPS has acquired and re-branded Mail Boxes Etc. stores into UPS stores. These branded locations are part of an increasing effort by the major carriers to capture higher-profit SME customers without having to offer discounts. No private provider of package delivery services provides “universal,” all-encompassing service. Only the USPS delivers parcels everywhere, every business day.

Due to operating differences, private carriers provide varying service and price levels for areas where they maintain a strategic presence. This is the reason that a regional shipping company/carrier can provide very competitive rates in certain areas versus others. For example, California Overnight charges $60.51 for delivery of an overnight 10-pound box within California before 11:00 a.m. the next day. For the same package, in the same geographic location, a national carrier’s rates start at $73.65.3 In the aforementioned example, a customer using the RedRoller System would save $23.04, or 31%, on a single transaction.

Internet Comparison Pricing
We believe that the eTravel and eFinance industries have spent substantial amounts educating the public on a common theme: “When businesses compete, you win.” We intend to modify this message to our particular application by conveying a similar notion that better understanding multiple service options benefits consumers.

We believe that the Internet allows consumers to reduce inefficiencies in markets that have traditionally been characterized by the presence of large numbers of geographically dispersed buyers and sellers in purchasing decisions that involve information that is not readily available or that changes dynamically from day-to-day. We believe that the parcel shipping industry is a textbook example of a concentrated market sector that exhibits such characteristics, especially for SMEs.

1Logistics Management, July 1, 2007.
2Morgan Stanley Research, October 2007.
3Overnight 10-pound box shipped from Los Angeles (90210) to San Francisco (94080).

Internet and commercial on-line services continue to emerge as significant ways for millions of businesses and individuals to share information and conduct business electronically. We believe a number of important factors have contributed to the growth of the on-line market and the available services that operate using the Internet, including:

▪	the proliferation and declining cost of personal computers;
▪	access to high speed broadband making commercial applications faster, easier and cheaper;
▪	the increased acceptance of the Internet as a means of selling on-line services;
▪	the adoption of on-demand, also referred to as hosted or remotely-hosted, software which can be utilized via the Internet becoming more and more widespread; and
▪	consumers and small businesses becoming comfortable with on-line credit card transactions.

Market Opportunity

SMEs spend $39.4 billion per year shipping parcels and mailing letters.4 We believe that businesses that sell products online are those most likely to utilize an on-line shipping system. According to International Data Corporation, the number of small businesses that utilize eCommerce has been steadily increasing, and, as a group, they tend to spend more money, in general.5  Currently, 22% of small businesses sell products via the Internet, an increase of 14% in the last 18 months. By comparison, SMEs that maintain an eCommerce presence spend an average of $724 per month on shipping, as opposed to a traditional SME that spends only about $407 per month. We estimate that the average SME could save thousands of dollars annually by using the RedRoller System. Given the economies of scale associated therewith, we expect that larger businesses could save even more.

Generally, pricing to ship packages varies depending on service levels. We believe that this variance in pricing and service levels creates a major market opportunity for us, as we display the variances in costs and value for all carriers on one screen. We believe that most businesses simply do not have an easy and efficient way to compare pricing for shipping packages, especially on one screen, and are therefore unaware of the potential savings. For example, depending on the service selected, a shipper can overpay anywhere from $2.72 to $13.75 to ship the same 10-pound package from Stamford, Connecticut, to Boston, Massachusetts, as shown below:

Service Modes and Rates for a 10 Pound Box Sent From Stamford, CT to Boston, MA Residential Delivery.
	Overnight	Overnight	Overnight
Carrier	Morning	By Noon	Afternoon	2 Days	1 - 5 Days
FedEx (a)	$35.61	—	$33.58	$21.51	$8.01

UPS (a)	$37.61	—	$33.30	$21.51	$10.71

DHL	$31.79	$31.50	$27.37	$16.35	$7.99

USPS	—	$45.25	—	$8.50

Eastern Connection	$27.34	—	—	—	—

Maximum Difference	$10.27	$13.75	$6.21	$13.01	$2.72
% Savings	27%	30%	18%	60%	25%
Source: Carriers. Medium Box: 13” x 11” x 2 1/2”. Shipped March 24, 2008.

(a) FedEx and UPS are included here as examples of savings and are not currently carriers that are displayed on www.redroller.com.

In the above example, the lowest rates are well distributed across the carriers depending on the service selected. Eastern Connection, a regional carrier, clearly has the best price for “Overnight Morning” service (by 9:00 am), and DHL wins on “Overnight by Noon.” Further, DHL is the lowest-price-provider for “Overnight Afternoon,” but USPS is the cheapest option for “2 Day”

4IDC, “Shipping and Mailing in U.S. Small Businesses,” October 2003.
5IDC, “Shipping and Mailing in U.S. Small Businesses,” October 2003.

delivery.  FedEx provides the best value for “Ground.” Due to geographic proximity, the 1-5 day options above for FedEx, UPS and DHL are all guaranteed to arrive by the end of the next day. This creates an even greater savings opportunity among the next day delivery options. Users can save as much as $27.29 ($7.52 vs. $34.81) if the package can arrive by the next afternoon, rather than before 10:30 a.m.

The above table cannot quantify the value-added aspect of “convenience” to the user of the RedRoller System, and does not include the time and effort saved using the RedRoller System where all of the needed information to select the best value and complete a transaction is available on a single screen and transacted automatically.

Technology Evolution and Enablement

XML, an Internet-based communications technology standard, has come of age over the last two years and allows inter-operability between computer systems. XML effectively allows disparate computer systems to communicate with each other easily and automatically. As with many proposed “new standards,” XML took many years to become accepted and companies have started embracing it as the methodology to inter-communicate with systems that interact with their customers. Indeed, the RedRoller System could not have been viable until recently because the carriers themselves did not yet have the expertise (via XML) to connect efficiently to systems such as the RedRoller System. We believe that this evolution and recent maturity of the XML technology and serendipitous timing with DHL’s new competitiveness in the U.S. market have combined to make our business opportunity more attractive.

 Services-Oriented Architecture

A Services-Oriented Architecture offers the ability to allow authorized third-party companies’ programs or applications to use the RedRoller System’s functionality as part of their own programs or applications. When functionality from a separate program is accessed via a web services protocol, authorized companies will be able to access and use the RedRoller System’s carrier pricing comparison engine and other shipping-oriented functionality. We believe that this development is material for us as it will potentially enable us to license the RedRoller System’s capabilities to (i) other companies with other types of online applications that involve shipping products and (ii) online retailers as part of their online sales checkout process to allow customers to select their desired shipping method (and know the related cost) and allow retailers/sellers to select a specific mark-up on shipping to reduce the number of ‘shopping cart abandonments’ (typically due to over-inflated shipping charges displayed at the very end of an online sales process). We believe that allowing users to select exactly the carrier and delivery dates desired would also decrease the amount of product support calls and related returns due to shipping issues.

Computerized Shipping Systems

Integrated computerized shipping systems exist for larger businesses with Enterprise Resource Planning (“ERP”) back-end systems and Warehouse Management Systems (“WMS”). These shipping systems integrate with a company’s ERP or WMS system and operate on a customer’s computer system, behind their ‘firewalls.’ Such systems generally range in price from $15,000 to hundreds of thousands of dollars. The only “free” computerized shipping systems available today are offered by the major carriers, such as FedEx and DHL, on their own sites, and those sites only display their owner’s respective rates. These “free” computerized shipping systems are offered by major carriers for their own services and often bear considerable hidden costs, commonly referred to as “accessorial” charges. Importantly, a “free” website made available by a major carrier typically takes away freedom of choice by providing only rates and services provided by the major carrier that provided the software system itself. While web-based rate comparison systems exist, they do not: (i) integrate with major carriers; (ii) have the ability to enable actual package shipping, as they are not designed for that purpose; or (iii) allow the user to print authorized computerized bar coded package labels directly from their desktop or work area.

As would be expected, small businesses and consumers will typically purchase shipping services directly from a major carrier using their ostensibly “free” systems. The trade-off, however, is that pricing comparisons are not possible from any “free” carrier-based system. With the explosion of eCommerce and the reliance on just-in-time delivery of goods, we believe there is a significant need for an easy-to-use, multi-carrier integrated pricing comparison shipping system made available with no upfront costs and a very low monthly subscription fee.

Value Proposition

We aim to provide value to our customers through user convenience and a reduction in shipping costs by providing comparison of a selection of various carriers’ parcel shipping services and pricing. A poll conducted by the Forrester Group of almost

6,000 on-line shoppers revealed that 82% of respondents view “shipping costs” as important to their buying decision.6 Individual carrier software systems do not provide multi-carrier capabilities and commercial, third-party computerized shipping systems are, our management believes, too expensive for SMEs to be utilized in a typical SME environment. The RedRoller System is designed for businesses as an on-demand service and only requires a web-browser and printer to utilize, yet provides many of the value benefits associated with expensive computerized shipping systems.

We aim to provide added value through:

Competitive Services and Pricing Comparisons.  Using the RedRoller System, customers can view multiple carriers’ services while the RedRoller System automatically evaluates, compares and displays the customer’s pricing (for that carrier), specifies service levels, and enables users to select the best “value,” based upon the user’s delivery time versus cost requirements. We believe that these comparisons can exhibit significant cost differentials as each carrier typically has a specific niche service in which it is more competitive. UPS is known to be competitive on ground shipments, while the USPS is more competitive on lighter weight and residential packages. FedEx, on the other hand, is usually more competitive on national overnight shipments, while DHL offers significant discounts to acquire customers. Depending on the specific size, weight, delivery region and desired service, any one of the major carriers or even a regional carrier might have the best price. In Computerized Shipping Systems: Increasing Profit and Productivity Through Technology, the author (Mark Taylor, our Chief Logistics Officer), states that “in fact, more than 70% of shippers overpay anywhere from 20% to 80% by not comparing services and rates.”7

Competitive Service Shopping.  Carriers have developed company specific, often confusing “jargon” that leads the customer to sometimes select an unnecessary service associated with the actual service level required. We believe that the RedRoller System will save its customers money through its method of evaluating and comparing various carriers’ service offerings. Major carriers’ shipping terms, such as “Next Day,” “Next Day Early Morning,” “Standard Overnight,” “Priority Overnight,” “First Overnight,” “Next Day Air Saver,” refer to various carrier services that will generally have a package delivered within the same small hourly window, if not earlier than a premium priced service. We believe that this carrier jargon often causes confusion, and the customer may make a buying decision based upon the term itself, not necessarily the required level of delivery “urgency.”  The RedRoller System will enable customers to price and compare a carrier’s service based on a wide range of parameters, including the day and time of delivery. These choices include delivery time, day of week and cost – all in common language that is easy to understand. As a quick comparison, a 15 pound package shipped from New York City to Los Angeles will display a price range between $56.00 and $104.478, all of which are next day services. An unaware customer looking for overnight service could easily have chosen the premium choice and paid in excess of $50.00 more for a service level that was unnecessary.

Reporting.  We provide a consolidated reporting module for retrieval of historical customer shipment archives, profiles and tracking information, regardless of which carrier was selected at the time of shipment. This reporting functionality provides specific information as to type of service selected, time of delivery, cost of shipment and size and quantity of packages. We believe that this functionality, which we expect to enhance continuously, is valuable for users to improve service levels to their customers and provide the basis for carrier performance auditing.

Reduction of Carrier Accessorial Charges.  A significant portion of package shipping costs for businesses, especially SMEs, is what is known in the industry as “accessorial charges,” which represent an incremental source of revenue for the carriers but increasing costs for businesses. These charges are billed to the customer for “accessories,” of which the customer may not be aware. We believe that charges for address corrections, residential deliveries, deliveries to remote and rural areas, invalid account numbers, and other charges, can add substantially to the price initially quoted. Management believes that many carriers purposefully hide surcharges, which are added to the total invoice after the fact but are not included in the base price that was quoted.

We expect to address this problem by substantially reducing input errors and notifying consumers of accessorial fees before they commit to the charges. We believe that this value-added benefit, inherent in the RedRoller System, will significantly reduce accessorial charges that might otherwise have been unknowingly incurred by the user.

6Internetnews.com, Jupitermedia Corp., “Free Delivery Here to Stay, Research Firm Says,” January 4, 2000.
7Mark A. Taylor, Computerized Shipping Systems: Increasing Profit and Productivity Through Technology, Michigan: Angelico and Taylor, Inc., 2000, p.86.
815 pound package shipped from New York City (10028) to Los Angeles (90012).

Sales and Marketing Overview and Methodology

SMEs, our primary target market, comprise almost half of the total package delivery market. There are approximately 7.9 million small businesses that spend approximately $24 billion on overnight and ground delivery services. According to International Data Corporation (“IDC”), each SME spends about $407 per month, of which $240 is ground delivery and $170 is overnight delivery. SMEs engaged in e-commerce tend to spend considerably more on shipping. Small firms selling on-line spend an average of $724 per month on shipping, of which $394 is ground delivery and $330 is overnight.9

Our secondary business market is larger companies (defined as all businesses that do not have an ‘enterprise’ computerized shipping system), of which we estimate there are more than one million in the U.S.

The size of the major international markets (U.S. to the European Union, intra-EU, EU to Asia and intra-Asia) is substantial and we intend, as soon as is practicable, to establish ourselves in one or more of these markets, through strategic partners or directly as necessary, which we believe will minimize the potential emergence of international competitors.

Our marketing strategy is focused on building awareness and interest in our company and the RedRoller System through multi-channel marketing programs targeting SMEs beginning in the first half of 2008. We expect that marketing programs will include public relations outreach, paid search engine marketing with companies such as Google, Yahoo!, MSN and other search engines, natural search optimization and co-marketing alliances with companies that can extend our reach into the SME markets. We intend to offer a ‘free trial’ subscription offer for site visitors and will seek to convert trial customers to paid customers during the free trial period.  Conversion marketing (visitor-to-trial customer and trial customer-to-paying customer conversion) will play an important role in our customer acquisition strategy.  We also intend to test direct marketing, print advertising and telemarketing programs.

We also intend to actively pursue the formation of strategic partnerships to begin positioning our services to companies that may benefit from adding value by allowing their customers to select a desired shipping carrier (and related cost) directly in real time as part of the online checkout process and to other companies with other types of online applications that involve shipping products.

With the introduction of international shipping functionality, we intend to begin to expand our activities internationally, either through partnerships and/or joint ventures or directly by international representatives.

Barriers to Entry

We believe that the introduction of our subscription-based model will create a “first mover” advantage with substantial competitive barriers to entry for anyone attempting to provide a similar service.

The RedRoller System. We believe that, in order for a competitor to emerge, it must develop a competitive model and build a complex system based upon underlying middleware software systems obtained through in-house development, acquisition, or source code license (of an existing computerized shipping system). Based on the time, money, experience and effort required, we estimate that it would take an experienced and focused software team approximately one to two years to build a multi-carrier software system (obviously excluding any single carrier system), that prints bar-coded authorized carrier labels. This also assumes a company could gain approval to print legal postage from the USPS via one of the three entities authorized by the USPS.  We believe that the barrier to acquisition of a similar technology would also include the time and expense of purchasing a computerized shipping system company with a behind–the-firewall system, converting it to a web-based system and then offering it for far less than their existing system.

USPS and PSI Systems, Inc.. The USPS is one of four major competitors in the Package Delivery Market. Only three companies are authorized to legally print USPS postage labels: Pitney Bowes, PSI Systems, Inc. (providers of Endicia® Internet Postage), and Stamps.com. We have a relationship with Endicia dating from our beginnings, and, under a renewable three-year agreement, Endicia’s system provides us with USPS shipping labels. In addition, we have met with the Postmaster General regarding the USPS’s support for our website.

Competition

At present, we believe that our main competition is multi-carrier shipping software that is available for sale by large companies, which typically requires consultants to integrate a computerized shipping system with a company’s back-end computer system.

The major carriers offer their own free Internet systems that display only their pricing. We believe that few customers realize that these carrier-specific systems inhibit an individual’s ability to compare rate pricing and service levels.  We believe that virtually

9IDC, “Shipping and Mailing in U.S. Small Businesses,” October 2003.

all Internet carrier-based ordering systems are designed to entangle the customer electronically to generate additional margin for the carrier and promote fees that maximize revenues to the carrier instead of the customer. We believe that these systems also lack any pricing or value comparison to other carriers’ systems. Based on our feedback from beta customers, we believe that SMEs are price sensitive and typically do not have the technical expertise to set up a computerized shipping system that integrates with their back-end computer system.

The two largest companies offering computerized shipping systems are Pitney Bowes and Kewill. Both companies claim to be market leaders, and we currently anticipate that  neither company would likely change its business model from selling large software licenses with recurring annual support fees to offering an Internet-based solution like the RedRoller System.

Intellectual Property

We have no issued patents.  As of the date of this prospectus, we have filed for one patent and we intend to periodically review the RedRoller System and may apply for additional patents as appropriate.  We have registered trademarks for “RedRoller”, “Compare, Ship and Save” (pending, published for opposition), and “Shipping 2.0” (pending, published for opposition).

We rely upon copyrights, trademarks, trade secrets, confidentiality agreements, proprietary know-how and continuing technological innovation to remain competitive. We require all employees and consultants to execute a non-disclosure, non-compete and technology transfer agreement upon hire.

Employees

We have 20 full-time employees. None of our employees is represented by a labor union and we believe that our relations with our employees are good. We also utilize a number of consultants to assist with research and development and commercialization activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, our results of operations, and the value of our stock.

Risks Relating to Liquidity

Our ability to continue as a going concern is dependent upon our ability to raise additional working capital.

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for 2008. Our independent registered public accounting firm, Marcum & Kliegman LLC, have issued a report dated March 28, 2008  that includes an explanatory paragraph referring to our operating losses and conveys substantial doubt in our ability to continue as a going concern without additional working capital becoming available. Our ability to continue as a going concern is dependent upon our ability to raise additional working capital. There is no assurance that additional financing will be available to us on favorable terms or at all. If funds are not available when required for working capital needs, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our operations to reflect the extent of available funding.

Risks Relating to Our Company and Business

We have a limited operating history.

We were founded in August of 2004; to date, we have recognized minimal revenue from our operations.  Our business plan is subject to various and multiple risks associated with and inherent in the establishment of a new business enterprise, potential unexpected requirements for additional capital, and our limited operating history.  The results of earlier business enterprises or companies that we have acquired, or in which the members of our management team have previously participated, are not indicative of the results that we may achieve.

We may need additional capital to execute our business plan and fund our operations and may not be able to obtain such capital on acceptable terms or at all.

The likelihood of our success must be considered in light of the expenses, difficulties and delays that could be encountered and the uncertain business and regulatory environment in which we do and will operate.  For ongoing operations and positioning we must, among other things, successfully obtain sufficient capital to: (a) support the development of highly scaleable and fully functioning transactional software and hardware systems, which development includes continuous enhancement of the RedRoller System; (b) negotiate beneficial relationships with package delivery carriers and service providers; (c) attract, retain and motivate qualified personnel; (d) ensure that the appropriate infrastructure is present to support current and future operations; (e) support marketing, public relations, and other programs necessary to increase awareness of our business and of the RedRoller System; and (f) establish a cash reserve for contingencies.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:
▪	Investors’ perceptions of, and demand for, securities of value-added services companies;
▪	Conditions of the U.S. and other capital markets in which we may seek to raise funds;
▪	Our future results of operations, financial condition and cash flows;
▪	Economic, political and other conditions in the United States and other countries.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our growth strategy and/or achieve our business objectives. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

If we lose our key personnel or are unable to attract and retain qualified personnel, the quality of our services may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our senior management, including our president, chief executive officer, chief information officer and chairman. The loss of any of our senior management or other key personnel could adversely impact our ability to achieve our business objectives. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled personnel. We cannot guarantee that any employee will remain employed by us for any definite period of time and the loss of personnel could have a material adverse effect on our business and company. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. Expansion of our business could require us to employ additional personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business. We do not yet maintain a key man life insurance policy on any of our employees.

The future growth of our business will be adversely impacted if end-users are unwilling to pay a subscription fee to utilize the RedRoller System.

There can be no assurance that our end-user customers or third-party companies wishing to utilize our technology will be willing to pay any fees to use the RedRoller System.  If the fee or license structures related to use of the RedRoller System are not accepted by users and/or third-party companies, it would have a material adverse affect on our operating and financial results.  Further modification of our business and operating model while operating our business could introduce a number of additional issues, problems, or other risks for us during our early operating stages.

We may be unable to protect our intellectual property, which could reduce the value of our services and our brand.

Our ability to compete effectively depends on our ability to protect our proprietary technologies and processes.  There can be no assurance that our efforts to protect against infringement of our intellectual property will be sufficient to prevent competition from emerging.  Similarly, there is no assurance that competing products or offerings imitating our business model cannot or will not be developed.  We rely on a combination of trademark, copyright and trade secret laws to establish and protect our intellectual property.  We also use technical measures, confidentiality agreements and non-compete agreements to protect our intellectual property. Any infringement by third parties on our intellectual property could have a negative impact on our business and have an adverse effect on the price of our common stock.

Our products may infringe upon the intellectual property rights of others and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.

There can be no assurance that the intellectual property used in the RedRoller System does not infringe upon that of another company.  As of the date hereof, we have filed for one patent and intend to periodically review the RedRoller System and may apply for additional patents as appropriate.  Although we attempt to avoid infringing upon known proprietary rights of third parties, there can be no assurance that competitors or other third parties will not at some future time allege or claim infringement by us with respect to current or future products, patents, copyrights or other proprietary rights. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and our management’s attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products and services.  If any such claim is made and adjudicated successfully against us, it would have a material adverse affect on our operations and financial position and the price of our common stock.

We depend on our relationships with various carriers for a significant portion of our revenues.

Our business strategy is to provide our customers with the ability to purchase, among other things, shipping services from various carriers. Accordingly, we are dependent upon secondary and tertiary service providers to fulfill our obligations to our customers.  We do not yet have fully-negotiated, binding agreements with various carrier providers.  Hence, if we are unable to finalize or continue contractual discussions or arrangements with key carriers, or if such arrangement(s) expire or are terminated after they are entered into, our business would be adversely affected. If DHL, FedEx or Endicia should terminate any agreement with us, our competitive position and financial results would be materially adversely affected.  Should we establish relationships with shipping carriers that are not able to provide acceptable service levels to our customers, our competitive position and financial results could be adversely affected.

We may face increasing competition, which could reduce our market share and materially adversely affect our financial condition and results of operations.

There exist a number of large, well-capitalized companies that could compete with us.  The introduction by others of a similar system either in the United States or internationally, which provides similar services to the RedRoller System, could negatively impact us and our financial condition.  If we are unable to establish our name and brand among our potential customers, our ability to attract new users may be adversely affected. In addition, other present or future competitors may develop services, products or technologies that may achieve greater market acceptance than our service or products.  Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have available.  These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than us, and there can be no assurance that we will be able to compete successfully against these larger competitors.

Unexpected network failures or interruptions, security breaches or computer virus attacks could impair our ability to provide our services which could damage our reputation and harm our business operations.

Security breaches relating to the RedRoller System, by ‘hackers’ or otherwise, could damage our reputation and cause us to lose customers.  The security of our customers’ confidential transaction data could be jeopardized as a result of the accidental or intentional acts of Internet users, current and former employees or others, or computer problems or viruses. Security breaches experienced by other electronic commerce companies could reduce consumers’ confidence in the RedRoller System.  The costs required to mitigate or otherwise remedy a security breach could be substantial and could impair our goodwill and affect customer retention negatively.

The RedRoller System is hosted by a major third-party service provider in the Boston area. Interruption, impaired performance or insufficient capacity of the RedRoller System from a materially larger-than-expected influx of customers or software systems failures by carrier’s systems with which the RedRoller System communicates could lead to interruptions, failure(s) or delays in the provision of our service, loss of data or our  inability to process orders, which could cause us to lose customers.

We are currently in the process of redesigning the RedRoller System.  Our failure to properly and effectively redesign the RedRoller System in a timely manner could lead to less demand than anticipated for our products and services and reduce our revenues.

The RedRoller System is being substantially redesigned and enhanced to support monthly subscription fees from users.  This is a major product redesign and there can be no assurance that our redesign and periodic enhancements to the RedRoller System will be accepted by beta users, will work as expected, or that various versions of the RedRoller System will be introduced on time or to users at any particular time or be free from defects or deficiencies at any stage of its introduction or use.  If the RedRoller System does not work as designed or contains deficiencies or defects that negatively impact the RedRoller System’s usability or operability, then our operations and financial condition and/or results could be adversely affected.

We have outsourced a significant amount of the work related to the redesign of the RedRoller System to a subcontractor, who in turn, outsources much of its software development work to a company located in India.  Outsourcing software development to other countries, either directly or through subcontractors, introduces additional risk into the software development process.  Various factors, including inefficient communications due to distance and time, can impact the effectiveness of the resultant output from outsourcing any portion of a software development process.  Although we maintain periodic communications with our contracted technical personnel, we could experience problems related to this outsourcing of technical work which could in turn negatively impact the software code produced and thereby affect the operational effectiveness of the redesigned RedRoller System.  In such a case or cases, we may be forced to absorb additional expenses to rectify any problems caused by or associated with this subcontracted development work.

If we are not able to manage our growth, we may never achieve profitability.

Our success will depend in part on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements for our business or for additional collaborative relationships or successfully assimilate and train new employees. In addition, to manage our growth effectively, we may be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal and state securities laws. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were a privately-held company.  It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of Sarbanes-Oxley, we may not be able to obtain the independent accountant certifications required by Sarbanes-Oxley, which, if applicable, would have a material adverse effect on us.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its Annual Report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting beginning in the year ended December 31, 2007. In addition, the company’s independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2008. We have not yet developed a complete Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404 and cannot guarantee that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain and maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are a holding company that depends on cash flow from our wholly-owned subsidiary to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary, RedRoller, Inc. Accordingly, all our operations will be conducted by RedRoller, Inc. and its wholly-owned subsidiary Taylor Systems Engineering Corporation. We currently expect that the earnings and cash flow of our subsidiary will be retained and used by us in our operations.

Risks Related to Our Industry

Changes in government regulation of our industry and the Internet may adversely affect our business.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain.

The growth of our business may be adversely affected due to the public concerns over the security and privacy of confidential user information.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. For example, a majority of our fees are billed to our customers’ credit card accounts directly and customers log on using their e-mail address. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information. Any compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

Risks Relating to Our Common Stock

There is a limited trading market for our common stock and we cannot ensure that a deeper market will ever develop or be sustained.

To date, there has been a limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We currently have no research analysts covering our stock and there can be no assurance that we will be able to secure such research coverage. At present, our common stock is quoted on the automated quotation service of the Financial Institution Regulatory Authority (“FINRA”), known as the OTC Bulletin Board. Although we are not presently eligible, we intend to apply for listing of our common stock on either the American Stock Exchange, The Nasdaq Capital Market or another national securities exchange if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Bulletin Board or is suspended from the OTC Bulletin Board for any reason, the trading price of our common stock could suffer, the trading market for our common stock may become less liquid and our common stock price may be subject to increased volatility.

If we fail to maintain an effective system of internal controls we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We are in the process of evaluating changes to internal controls for our new public company status, but have not yet implemented significant changes. Failure to implement changes to our internal controls or any other factors that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our business, operations or reported financial information. Any such inability to establish effective controls or loss of confidence would have an adverse effect on our company and could adversely affect the trading price of our stock.

Persons associated with our  securities offerings, including consultants, may be deemed to be broker dealers, which may expose us to claims for rescission or damages.

If our securities are offered without engaging a registered broker-dealer we may face claims for rescission and other remedies. We may become engaged in costly litigation to defend these claims, which would lead to increased expenditures for legal fees and divert managements’ attention from operating the business. If we could not successfully defend these claims, we may be required to return proceeds of the Private Placement to investors, which would harm our financial condition.

Mergers of the type we recently completed are usually heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

In November of 2007, we entered into a “reverse merger” transaction with RedRoller, Inc., a privately-held corporation; prior to this transaction, we were largely an inactive corporation with little to no operations.  Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq Stock Markets or on a national securities exchange. Effective August 22, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by FINRA or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements, including the registration statement we must file as a result of the Private Placement, or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our stock, or in achieving admission to one of the Nasdaq Stock Markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of our shares may be negatively impacted.

Because we are not yet required to comply with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not presently required to comply with many of these corporate governance provisions, we have not yet adopted these measures. Until we comply with the corporate governance measures adopted by the national securities exchanges after the enactment of Sarbanes-Oxley, regardless of whether such compliance is required, the absence of standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds in the future if we determine it is necessary to raise additional capital.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a “reverse merger” transaction. Securities analysts of major brokerage firms may not provide coverage of us since there is no financial incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf or otherwise cover our company.

Our stock price may be volatile in response to various factors, some of which are out of our control.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

▪	changes in the package shipping industry and markets;
▪	competitive pricing pressures;
▪	our ability to obtain working capital financing;
▪	technological innovations or new competitors in our market;
▪	additions or departures of key personnel;
▪	delays in introduction of the redesigned, subscription-based RedRoller System or versions thereof;
▪	limited “public float” in the hands of a relatively small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
▪	sales of our common stock (particularly following effectiveness of the registration statement we filed on Form SB-2 in January of 2008);
▪	our ability to execute our business plan;
▪	operating results that fall below expectations;
▪	loss of any strategic relationship;
▪	regulatory developments;
▪	economic and other external factors; and
▪	period-to-period fluctuations in our financial results.

In addition, the securities markets from time to time experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We do not anticipate dividends to be paid on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Shares of our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. In as much as our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of significant amounts of our common stock in the public market at any particular time, either upon the expiration of any statutory holding period, under Rule 144, upon expiration of lock-up periods applicable to outstanding shares, upon the exercise of outstanding stock options or warrants, or otherwise, could create a circumstance commonly referred to as an “overhang” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of present holders of shares of our common stock. We are authorized to issue an aggregate of 225,000,000 shares of capital stock consisting of 200,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with such preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters, located in Stamford, Connecticut, consists of approximately 6,400 square feet of office space that we lease at the current rate of $111,000 per annum under a three-year lease agreement that currently runs through October of 2010.  We also lease approximately 1,368 square feet of office space in Plymouth, Michigan at the current rate of $12,000 per annum under a one-year lease agreement that currently runs through July of 2008, and approximately 2,032 square feet of office space in Maynard, Massachusetts at the current rate of $28,448 per annum under an eighteen month lease agreement that currently runs through August 31, 2009.

We believe that our existing facilities, together with additional space we believe we can lease at reasonable market rates, are adequate for our near term business needs.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

We anticipate that we will expend significant financial and managerial resources to the defense of our intellectual property rights in the future if we believe that our rights have been violated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The information required by this item is incorporated herein by reference to the registrant’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007, November 7, 2007 and November 13, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The public trading market for our common stock is limited and sporadic. Our common stock has been traded on the OTC Bulletin Board under the symbol “RROL.OB” since October 18, 2007.  Prior to that time, our common stock was traded on the OTC Bulletin Board under the symbol “ASLH.OB.”

The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board:

	High	Low
Year ended December 31, 2006
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—

	High	Low
Year ended December 31, 2007
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$ 2.00	0.72

The foregoing bid information reflects inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions with respect to our common stock.

Holders

As of March 28, 2008, there were 24,842,040 shares of common stock outstanding that were held by 183 stockholders of record.

Dividends

We have never paid cash dividends on shares of our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on shares of our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the registrant as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(10)	3,180,310	$ .41	2,518,513
Equity compensation plans not approved by security holders	7,870,674(11)	$0.61	—
Total	11,050,894	$ 0.55	2,518,513

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Please see page 1 on this Annual Report on Form 10-K “Forward-Looking Statements” and Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Introduction and Overview

We designed the RedRoller System to make shipping packages simple and to save users time and money. The RedRoller System brings package shipping pricing transparency to businesses and  provides functionality that is similar to familiar eTravel systems, such as Travelocity, Expedia and Orbitz where prices and various levels of available services from multiple vendors are displayed for selection. The RedRoller System is currently being substantially redesigned to enhance its capabilities and support a monthly subscription fee from users.

Our on-demand software platform is accessed via the Internet and designed to allow customers to compare various carriers’ services and rates and select the best available value that meets their shipping needs, thereby saving money when shipping packages. Once registered with RedRoller and selected carriers, a user can complete a package or overnight letter shipment in just a few clicks of a mouse. The RedRoller System evaluates numerous shipping parameters and carrier service attributes and displays dynamic pricing, options for pickup, insurance costs and the availability (based on geography, time and other factors) of selected carriers’ shipping services. The RedRoller System then allows users to select a shipping carrier based on cost, balanced with the user’s required delivery day and time, arrange for package pickup or drop-off (with an optional location map available), and print authorized bar-coded shipping labels for each listed carrier, including legal postage for the USPS.  After preparing a package with the RedRoller System, a user simply attaches the authorized computerized shipping label to the package to be shipped. If a carrier pick-up was selected, the carrier will pick up the package from the user’s location or alternatively, the user drops the package at a local drop-off location for that carrier. The RedRoller System also provides various value-added functions for business users, including insurance options, package tracking and shipping reports.

The RedRoller System was released in ‘beta’ format in June 2006.  Based in part on feedback from such beta users, we are substantially redesigning and intend to introduce,  after testing,  a version of the RedRoller System that is being enhanced to add additional capabilities and support monthly subscription and other fees from users. Our subscription model version will be introduced to users for a monthly subscription fee, which will give users unlimited access to the RedRoller System using their existing contract rates with carriers while also providing various value add functionality.

We also intend to expand our capabilities (and our market opportunity) in the future by integrating the RedRoller System inside third-party applications, such as small business accounting platforms, thereby allowing customers using those applications to transparently process shipping transactions using our proprietary technology. This integration into third-party applications will be offered to third party companies under a transaction or license-based model and is intended to generate customers by providing access to large, captive customer bases (that can use the RedRoller System’s shipping functionality) as an integral part of applications they already use day-to-day.

10     In connection with the Merger with RedRoller, Inc., all of the outstanding stock options under RedRoller, Inc’s 2006 Stock Option and Stock Incentive Plan were exchanged for options to purchase shares of our common stock pursuant to our 2007 Stock Option and Incentive Plan.
11     Consists of (i) five-year warrants to purchase 2,622,382 shares of our common stock at an exercise price of $1.28/share, (ii) five-year warrants to purchase 75,000 shares of our common stock at an exercise price of $1.29/share, and (iii) 5,173,292 options to purchase shares of our common stock at a weighted average price of $0.26/share that were granted outside of our 2007 Stock Option and Incentive Plan and not in connection with any compensation plan approved by security holders.

Our initial target customers in the U.S. are businesses, primarily the SME market, which, according to International Data Corporation, is comprised of more than 7.9 million businesses with less than 100 employees that do not have an in-house computerized shipping system and for which we believe shipping is a labor intensive, time consuming and inefficient process. We intend to subsequently focus our future product development on larger businesses and on the international market(s).  Domestically, we intend to address the needs of companies with shipping requirements that extend beyond warehouse-based product distribution to mobile workforce and desktop or office-based package services. We believe these enterprise customers will be receptive to an economical, desktop based software platform for “front office” employees.

Excluding the majority of the business of our subsidiary, Taylor Systems Engineering Corporation (“TSE”), our financial model is similar to other Internet-based businesses that introduced their basic product platform to users as a “free” sponsored service and later transitioned to a subscription-based model. We attribute much of the initial success of such companies to the fact they did not charge the user for their initial product platform during beta development.   Our beta stage revenues have been generated from www.redroller.com, our beta software platform, which has generated revenues through margin on certain carriers’ shipping charges, specifically from DHL. Subsequent to the introduction of subscription services, we expect to generate revenues through subscription, transaction and/or other fees to third party companies and users. As usage and traffic on the www.redroller.com website expand, we anticipate the potential of other revenue generating opportunities including, but not limited to, advertising and sales agent commissions on products sold us and by other companies via “click-through” marketing.

In addition to USPS (via Endicia) and DHL, which currently interface into the RedRoller System, FedEx approved our application to become a Custom Solutions Provider (“CSP”) during June 2007. We were subsequently authorized as a CSP on September 28, 2007. Under the redesigned subscription-based RedRoller System, this certification will enable us to display a customer’s specific (contracted for) FedEx shipping rates.

Results of Operations

The following table sets forth items of operating results for the years ended December 31, 2007 and 2006:

	YEARS ENDED DECEMBER 31,
	2007	2006

NET SALES	$1,303,756	$778,489
Gross Profit	466,801	349,624

Salaries and Benefits Expense (including stock-based compensation expense of $897,282 and $3,213,615 for the years ended December 31, 2007 and 2006, respectively)	3,301,840	5,164,011
Research and Development Expenses	—	1,379,111
Selling; General and Administrative Expenses (including stock-based compensation expense of $669,678 and $314,637 for the years ended December 31, 2007 and 2006, respectively)	2,844,388	2,773,969

Loss from Operations	(5,679,427)	(8,967,467)

Other (Expense) Income	(332,948)	17,953

Loss before provision for income taxes	(6,012,375)	(8,949,514)

Provision for income taxes	92,000	—

Net loss	(6,104,375)	(8,949,514)

Convertible Preferred Stock Deemed Dividends	(1,297,954)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,402,329)	$(8,949,514)

Net loss per share: basic and diluted	$(0.93)	$(1.98)

Weighted average number of shares outstanding – basic and diluted	7,961,843	4,527,238

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Prior to June 2006, we had minimal operations and incurred substantial research and development expenses in the development of the RedRoller System. Our results of operations reflect the release of the RedRoller System in ‘beta’ format in June 2006 and revenues attributable to TSE of $562,342 for the year ended December 31, 2006.

Net Sales.

	Years Ended December 31,
	2007	2006
Shipping services	$598,514	$214,360
Installation	382,381	363,231
Maintenance	304,690	162,359
Supply	14,880	25,484
Other	3,291	13,055
Total	$1,303,756	$778,489

Net sales for the year ended December 31, 2007 increased to $1,303,756 from $778,489 for the year ended December 31, 2006, an increase of $525,267, or 67%, primarily due to revenues generated by the introduction of the RedRoller System to ‘beta’ users in June 2006 and revenues earned from sales of software and maintenance contracts. Sales from the introduction of the RedRoller System amounted to approximately $598,500 for the year ended December 31, 2007 compared to approximately $216,100 for the year December 31, 2006. Revenues from software and maintenance contracts amounted to approximately $304,700 for the year ended December 31, 2007 compared to approximately $162,300 for the year ended December 31, 2006.

Gross Profit. Gross profit for the year ended December 31, 2007 increased to $466,801 from $349,624 for the year ended December 31, 2006, an increase of $117,177, or 34%. Our gross profit percentage decreased to 36% for the year ended December 31, 2007 from 45% for the year ended December 31, 2006. The change in our gross profit is primarily due to lower margin revenues generated by the introduction of the RedRoller System to ‘beta’ users in June 2006, as noted above. Our cost of sales is mainly a function of the pricing to ship packages and varies depending on service levels. Each carrier can exhibit significant cost differentials as each carrier typically has a specific niche service in which it is more competitive. Depending on the specific size, weight, delivery region and desired service, any shipping carrier might have the best price. As such, the weighted mix of our cost of sales and the mark-up related to these cost components may vary significantly from service to service based on the type and scope of the service being provided.

Salaries and Benefits Expense. Salaries and benefits expense decreased from $5,164,011 for the year ended December 31, 2006 to $3,301,840 for the year ended December 31, 2007, a decrease of $1,862,171 or 36%, primarily due to a decrease in stock-based compensation expense attributable to employee stock options. Employee stock-based compensation expense decreased to $897,282 for the year ended December 31, 2007 from $3,213,615 for the year ended December 31, 2006 a decrease of $2,316,333, or 72%.  The decrease is primarily due to the change in the fair market value of the shares of our common stock underlying the stock options granted during the year ended December 31, 2007 ( $0.24) compared to the fair market value of the shares of our common stock underlying the stock options granted during the year ended December 31, 2006 ($1.99). Mainly contributing to the decrease in the grant date fair value of the options is the decline in our stock price, which affects the Black-Scholes value utilized to calculate compensation cost. Under applicable accounting literature, we are required to estimate and record the fair value of share based payments that we make to our employees by developing assumptions regarding expected holding periods of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

Offsetting the decrease in stock-based compensation expense was an increase in salaries and payroll taxes of approximately $460,900, or 33%, from $1,379,300 for the year ended December 31, 2006 to $1,840,200 for the year ended December 31, 2007. The increase is primarily attributable to the hiring of additional personnel to support our current and anticipated increase in the level of operations to service our business due to the anticipated launch of the new subscription model during the second quarter of 2008. In addition, during the planning and development phase of the RedRoller System, technical salaries of approximately $465,000, representing salaries for the six months ended June 30, 2006, were classified as research and development expenses. As a result of the RedRoller System achieving technological feasibility in June 2006, such expenses are no longer classified as research and development and are included in salaries and benefits for the year ended December 31, 2007.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2007 decreased to $-0- from $1,379,111 for the year ended December 31, 2006, a decrease of $1,379,111, or 100%. The year ended December 31, 2006 includes costs incurred during the planning and development phase of the RedRoller System that were charged to research and development which include personnel expenses, outside services, production software licenses, production hardware and hosting costs. In June 2006, upon attainment of technological feasibility of the RedRoller System, such costs were no longer expensed as research and development expenses, but capitalized as part of direct costs incurred during the development phase of the RedRoller System.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 increased to $2,844,388 from $2,773,969 for the year ended December 31, 2006, an increase of $70,419, or 3%, primarily due to increases in stock-based compensation expense to non-employees, legal and other professional fees, and depreciation and amortization expenses. Offsetting such increases were lower marketing and technology expenses.

Stock-based compensation expense attributable to non-employee stock options increased by approximately $355,000, or 113%, to $669,700 for the year ended December 31, 2007 from $314,600 for the year ended December 31, 2006.  The increase is primarily due to consulting expense of approximately $309,000 recognized during the year ended December 31, 2007 for options granted in the prior year, as well as approximately $38,000 of consulting expense recognized during the year ended December 31, 2007 due to the modification of the exercise price and vesting dates of options outstanding in April 2007. As noted above, under applicable accounting literature, we are required to estimate and record the fair value of share based payments that we make to non-employees by developing assumptions regarding expected holding periods of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of consulting expense that we recognize in each reporting period.

Legal and other professional fees increased by approximately $761,600 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily attributable financial, legal and accounting expenses in relation to the Merger and related audits and reviews. In addition, the year ended December 31, 2007 includes approximately $153,200 of expense related to the amortization of web site development costs as compared to $38,300 for the year ended December 31, 2006.

Offsetting such increases, were lower marketing and technology expenditures of approximately $1,257,800. During the year ended December 31, 2006, we incurred significant marketing and technology expenses in anticipation of the introduction of the RedRoller System to ‘beta’ users.

Loss from Operations. As a result of the above-noted changes, loss from operations for the year ended December 31, 2007 decreased to $5,679,427 from $8,967,467 for the year ended December 31, 2006, a decrease of $3,288,040, or 37%.

Other (Expense) Income. Other expense for the year ended December 31, 2007 amounted to $332,948 compared to other income of $17,953 for the year ended December 31, 2006. The year ended December 31, 2007 includes amortization of debt discount of $228,169 and financing expenses of $71,119 incurred in connection with the issuance and subsequent conversion of $1,250,000 of bridge notes. In addition, the year ended December 31, 2007 includes $61,720 of interest expense related to bridge notes, convertible notes and note payable. The year ended December 31, 2007 also includes a gain on the extinguishment of debt related to a note payable of $8,674. In comparison, the year ended December 31, 2006 includes interest income of $17,953 earned mainly on our money market and investment accounts.

Convertible Preferred Stock Deemed Dividends. Convertible preferred stock deemed dividends for the year ended December 31, 2007 of $1,297,954 represents the effect of a change in the conversion option prices embedded in our previously outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and Series B(1) Convertible Preferred Stock, par value $0.01 per share (the “Series B(1) Preferred Stock”), that were triggered under contractual anti-dilution provisions.

Net Loss Attributable to Common Stockholders. As a result of the above, net loss for the year ended December 31, 2007 decreased to $7,402,329 from $8,949,514, for the year ended December 31, 2006, a decrease of $1,639,185, or 18%.

Liquidity and Capital Resources

We incurred a net loss of $6,104,375 for the year ended December 31, 2007, which includes an aggregate of $2,269,635 of non-cash charges. Non-cash charges principally include $1,566,960 of stock-based compensation expense, $391,385 of depreciation and amortization and $299,288 of non-cash interest expense. At December 31, 2007, our accumulated deficit amounted to $19,648,427. We had cash and cash equivalents of $3,489,116 and working capital of $2,923,410 at December 31, 2007.

We received total gross proceeds of $3,999,999 (net proceeds of $3,970,893 after payment of $29,106 in transaction expenses) in a private placement of 1,768,845 shares of Series A Preferred Stock completed during the year ended December 31, 2006. Investors in this transaction deposited $465,000 of proceeds during the year ended December 31, 2005. During the year ended December 31, 2006, we also received gross proceeds of $1,603,621 (net proceeds of $1,574,334 after the payment of $29,287 in transaction expenses) in a private placement of 495,301 shares of Series B(1) Preferred Stock.

During May and June 2007, we completed a $500,000 convertible note offering.

In addition, during the year ended December 31, 2007, we received $1,750,000 of proceeds from issuances of bridge notes, $298,000 from issuances of notes and $596,379 from the sale of shares of Series B(1) Preferred Stock.

On November 13, 2007, we  issued 7,058,824 shares of common stock and five-year warrants to purchase 1,764,706 shares of common stock in a private placement transaction for aggregate proceeds of $6,000,000 (net proceeds of $5,167,663 after the payment of transaction expenses). Future cash flow and working capital is highly dependent on our ability to acquire customers once its enhanced subscription-based software is introduced, expected in the second quarter of 2008.

The realization of our business plan is dependent upon our ability to raise additional short-term capital and generate revenue and operating cash flow. We are currently designing and intend to launch the subscription version of the RedRoller System during the second quarter of 2008. Our subscription model version will be introduced to users for a monthly subscription fee, which will give users unlimited access to the RedRoller System and automatically use each business’s contract rates with each carrier.

Although management believes our current level of working capital, as well as the funds we expect to generate from operations, will enable us to sustain the business for the near term, we will need to secure additional funding in order to meet our cash flow needs. There can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs or, that if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our business may be materially and adversely affected, and we may be required to curtail our operations, suspend the pursuit of our business plan, reduce our workforce and/or cut overhead expenses. We cannot provide any assurance that we will raise additional capital through an alternative funding source.

Net cash flows used in operating activities for the year ended December 31, 2007 were $4,042,020. For the year ended December 31, 2007, our net loss amounted to $6,104,375, which mainly included non-cash adjustments due to stock-based compensation expense of $1,566,960, depreciation and amortization of $391,385, and non-cash interest of $299,288. Changes in assets and liabilities utilized $299,280 in cash.

Net cash flows used in investing activities for the year ended December 31, 2007 were $401,270. For the year ended December 31, 2007, we invested $377,551 in the capitalization of web site costs and $23,719 in the purchase of property and equipment.

Net cash flows provided by financing activities amounted to $7,642,923 for the year ended December 31, 2007. For the year ended December 31, 2007, we received net proceeds of $5,167,663 from the Private Placement of shares of our common stock, a net $1,250,000 from the issuances of convertible bridge notes executed in July and August 2007, proceeds of $596,379 from the sale of shares of Series B(1) Preferred Stock, $500,000 from the issuances of convertible notes, and a net of $200,000 from the issuance of a note. We also paid $71,119 in financing costs related to the issuance of the convertible bridge notes.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting polices and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable, recoverability of long-lived assets, income taxes, equity transactions

(compensatory and financing) and contingencies. We have also adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under SEC Staff Accounting Bulletin No. 104.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our services and products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Revenue Recognition and Accounts Receivable

We are a reseller of carrier based shipping services that uses a proprietary internet-based, multi-carrier, integrated pricing comparison and shipping services system that is currently available in ‘beta’ form at no charge to the end-user. Through our basic software platform, customers can compare pricing established by us from multiple shipping carriers and purchase shipping services, which are then performed directly by the selected carrier following our transmittal of a shipping order to the carrier.

We also install shipping systems software that integrates customers systems with shipping carriers’ software and also provide maintenance of such software.

We apply the revenue recognition principles set forth in SEC Staff Accounting Bulletin, or SAB, 104 “Revenue Recognition,” with respect to all of our revenues. Accordingly, we record revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability of the sale is reasonable assured.

We also evaluate the presentation of revenue on a gross versus net basis through the application of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). We offer shipping services whereby we act as a reseller in the transaction, passing shipping requests booked by the customer to the relevant carrier provider.  We report these revenues gross because, unlike a true agency relationship, we have substantial latitude in setting price, assume the credit risk for the entire amount of the sale, and are separately and solely responsible for the payment of all obligations incurred with the carriers.

We require all of our sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract, purchase order or order confirmation approved by the customer.

Customers pay for shipping services prior to the actual shipment of goods, generally when the shipping services are booked.  Revenues resulting from shipping services are recognized at the time in which the transaction is no longer cancelable, which occurs when a computerized label has been ‘scanned’ by a carrier.

Our installation revenues are derived principally from contractual agreements with third parties that provide installation of shipping systems software.  Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to the end users.  We consider delivery to our customers to have occurred at the time in which installation work is completed and the customer acknowledges its acceptance of the work.

We also provide maintenance contracts on behalf of the manufacturers of the shipping systems software it sells. We offer these contracts as a separately priced product. Revenues from maintenance contracts are recognized ratably over the maintenance period in accordance with the provision of American Institute of Certified Public Accountants “AICPA” Statement of Position SOP 97-2, “Software Revenue Recognition.”

Revenues from the sales of shipping supplies are recognized upon delivery.

A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client’s financial condition through the review of its current financial statements or credit reports.

Goodwill and Other Intangible Assets

Intangible assets consist of customer relationships and trade name, both of which are amortized straight-line over the estimated useful lives of the assets. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With respect to the valuation of our goodwill, we considered a variety of factors including a discounted cash flow forecast to determine the enterprise value of our business using the income approach. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Income Taxes

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

Share Based Payments and Other Equity Transactions

We apply SFAS No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Under this method of accounting, we are required to estimate the fair value of share based payment that we make to our employees by developing assumptions regarding expected holding terms of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

We are also required to apply complex accounting principles with respect to accounting for financing transactions that we have consummated in order to finance the growth of our business. These transactions, which generally consist of convertible debt and equity instruments, require us to use significant judgment in order to assess the fair values of these instruments at their dates of issuance, which is critical to making a reasonable presentation of our financing costs and how we finance our business.

Formulating estimates in any of the above areas requires us to exercise significant judgment.  It is at least reasonably possible that the estimates of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements that we considered in formulating our estimates could change in the near term due to one or more future confirming events.  Accordingly, the actual results regarding estimates of any of the above items as they are presented in the financial statements could differ materially from our estimates.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R retains guidance of SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on its financial position and results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions and limit the amount of credit exposure to any one financial institution. During the years ended December 31, 2007 and 2006, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of RedRoller Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of RedRoller Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RedRoller Holdings, Inc. and Subsidiaries, as of December 31 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles (United States).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses since its inception and has limited capital resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
March 28, 2008

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,489,116	$289,483
Accounts receivable	165,926	128,987
Prepaid expenses and other current assets	131,406	124,986
Total current assets	3,786,448	543,456

Goodwill	1,769,611	1,769,611
Property and equipment, net	262,565	460,040
Web site development costs, net	645,576	421,182
Intangible asset, net	51,102	68,136
Other assets	57,300	56,305
TOTAL ASSETS	$6,572,602	$3,318,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	391,444	651,009
Accrued expenses and other current liabilities	55,066	106,534
Deferred revenue	225,202	220,309
Note payable	191,326	—
Total current liabilities	863,038	977,852

Deferred tax liability	92,000	—
Deferred rent	17,447	—
TOTAL LIABILITIES	972,485	977,852

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 and 3,036,045 shares issued and outstanding at December 31, 2007 and 2006, respectively
Series A convertible preferred stock, $.001 par value; 2,377,150 shares authorized; 0 and 2,377,150 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	2,377
Series B(1) convertible preferred stock; $.001 par value; 658,895 shares authorized; 0 and 495,301 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	495
Common stock, $.001 par value; 200,000,000 shares authorized; 24,842,040 and 4,541,633 shares issued and outstanding at December 31, 2007 and 2006, respectively	24,842	4,542
Stock subscription receivable	—	(50,152)
Additional paid in capital	25,223,702	14,629,714
Accumulated deficit	(19,648,427)	(12,246,098)

TOTAL STOCKHOLDERS’ EQUITY	5,600,117	2,340,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,572,602	$3,318,730

The accompanying notes are an integral part of these consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net sales	$1,303,756	$778,489

Cost of sales	836,955	428,865

GROSS PROFIT	466,801	349,624

OPERATING EXPENSES
Salaries and benefits	3,301,840	5,164,011
Research and development	—	1,379,111
Selling, general and administrative	2,844,388	2,773,969
TOTAL OPERATING EXPENSES	6,146,228	9,317,091

LOSS FROM OPERATIONS	(5,679,427)	(8,967,467)

OTHER (EXPENSE) INCOME
Interest expense	(361,008)	—
Interest income	19,386	17,953
Gain on extinguishment of debt	8,674	—
TOTAL OTHER (EXPENSE) INCOME	(332,948)	17,953

Loss before provision for income taxes	(6,012,375)	(8,949,514)
Provision for income taxes	92,000	—

NET LOSS	(6,104,375)	(8,949,514)

Convertible preferred stock deemed dividends	(1,297,954)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,402,329)	$(8,949,514)

Net loss per share: basic and diluted	$(0.93)	$(1.98)

Weighted average number of shares outstanding – basic and diluted	7,961,843	4,527,238

The accompanying notes are an integral part of these consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A		Series B(1)
	Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance – January 1, 2006	608,305	$608	—	$—

Issuance of common stock in settlement of accounts payable	—	—	—	—

Sale of Series A convertible preferred stock, net of offering costs	1,768,845	1,769	—	—

Sale of Series B(1) convertible preferred stock, net of offering costs	—	—	495,301	495

Stock-based compensation cost	—	—	—	—

Net loss	—	—	—	—

Balance –December 31, 2006	2,377,150	2,377	495,301	495

Sale of Series B(1) convertible preferred stock	—	—	163,594	164

Warrants issued in connection with bridge notes	—	—	—	—

Deemed dividends – beneficial conversion featurerelated to Series A and B(1) convertible preferred stock	—	—	—	—

Issuance of common stock in connection with conversion of convertible notes	—	—	—	—

Issuance of common stock in connection with conversion of bridge notes	—	—	—	—

Issuance of common stock in connection with conversion of Series A convertible preferred stock	(2,377,150)	(2,377)	—	—

Issuance of common stock in connection with conversion of Series B(1) convertible preferred stock	—	—	(658,895)	(659)

Issuance of common stock in connection with private placement, net of offering costs	—	—	—	—

Common stock outstanding from share exchange transaction	—	—	—	—

Consulting expense recorded in connection with warrants issued to placement agent	—	—	—	—

Stock-based compensation cost	—	—	—	—

Net loss	—	—	—	—

Balance – December 31, 2007	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Stock	Additional		Total
	Common Stock		Subscription	Paid in	Accumulated	Stockholders'
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance – January 1, 2006	4,524,900	$4,525	$—	$5,452,492	$(3,296,584)	$2,161,041

Issuance of common stock in settlement of accounts payable	16,733	17	—	55,855	—	55,872

Sale of Series A convertible preferred stock, net of offering costs	—	—	—	3,969,124	—	3,970,893

Sale of Series B(1) convertible preferred stock, net of offering costs	—	—	(50,152)	1,623,991	—	1,574,334

Stock-based compensation cost	—	—	—	3,528,252	—	3,528,252

Net loss	—	—	—	—	(8,949,514)	(8,949,514)
Balance – December 31, 2006	4,541,633	4,542	(50,152)	14,629,714	(12,246,098)	2,340,878

Sale of Series B(1) convertible preferred stock	—	—	50,152	546,063	—	596,379

Warrants issued in connection with bridge notes	—	—	—	228,169	—	228,169

Deemed dividends – beneficial conversion feature related to Series A and B(1) convertible preferred stock	—	—	—	1,297,954	(1,297,954)	—

Issuance of common stock in connection with conversion of convertible notes	2,258,415	2,258	—	511,883	—	514,141

Issuance of common stock in connection with conversion of bridge notes	2,018,944	2,019	—	1,285,054	—	1,287,073

Issuance of common stock in connection with conversion of Series A convertible preferred stock	2,683,669	2,684	—	(307)	—	—

Issuance of common stock in connection with conversion of Series B(1) convertible preferred stock	747,223	747	—	(88)	—	—

Issuance of common stock in connection with private placement, net of offering costs	7,058,824	7,059	—	5,160,604	—	5,167,663
Common stock outstanding from share exchange transaction	5,533,332	5,533	—	(5,533)	—	—

Consulting expense recorded in connection with warrants issued to placement agent	—	—	—	3,229	—	3,229

Stock-based compensation cost	—	—	—	1,566,960	—	1,566,960

Net loss	—	—	—	—	(6,104,375)	(6,104,375)
Balance – December 31, 2007	24,842,040	$24,842	$—	$25,223,702	$(19,648,427)	$5,600,117

The accompanying notes are an integral part of these consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,104,375)	$(8,949,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391,385	241,661
Deferred income taxes	92,000	—
Stock-based compensation expense	1,566,960	3,528,252
Warrant consulting expense	3,229	—
Deferred rent amortization	17,447	—
Gain on extinguishment of debt	(8,674)	—
Non-cash interest	299,288	—
Changes in operating assets and liabilities:
Accounts receivable	(36,939)	29,524
Prepaid expenses and other current assets	(6,420)	56,563
Security deposits	(995)	(51,805)
Accounts payable	(259,565)	503,659
Accrued expenses and other current liabilities	(254)	43,886
Deferred revenue	4,893	146,964

NET CASH USED IN OPERATING ACTIVITIES	(4,042,020)	(4,450,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(23,719)	(562,010)
Capitalization of web site costs	(377,551)	(459,471)

NET CASH USED IN INVESTING ACTIVITIES	(401,270)	(1,021,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Series B(1) convertible preferred stock, net of offering costs	596,379	1,574,334
Proceeds from the sale of Series A convertible preferred stock, net of offering costs	—	3,505,893
Proceeds from private placement, net of offering costs	5,167,663	—
Proceeds from issuances of bridge notes	1,750,000	—
Proceeds from issuances of convertible notes	500,000	—
Proceeds from issuances of notes	298,000	—
Payments of bridge notes	(500,000)	—
Payment of note	(98,000)	—
Deferred financing costs	(71,119)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,642,923	5,080,227

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,199,633	(392,064)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	289,483	681,547
CASH AND CASH EQUIVALENTS - END OF YEAR	$3,489,116	$289,483

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount in connection with convertible bridge notes	$228,169	$—
Issuance of common stock in connection with conversion of convertible notes	$514,141	$—
Issuance of common stock in connection with conversion of bridge notes	$1,287,073	$—
Issuance of Series A convertible preferred stock sold in 2005	$—	$465,000
Issuance of common stock in settlement of accounts payable	$—	$55,872

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – THE COMPANY

Organization and Nature of Business
RedRoller, Inc. (“RedRoller”) is an authorized reseller of carrier based shipping services that uses a proprietary internet-based, multi-carrier, integrated pricing comparison and shipping services system that is available at no charge to the end-user. Through RedRoller’s basic software platform, customers can compare pricing established by RedRoller from multiple shipping carriers and purchase shipping services, which are then performed directly by the selected carrier following RedRoller’s transmittal of a shipping order to the carrier.

Through its wholly-owned subsidiary, Taylor Systems Engineering Corporation (“TSE”), RedRoller also installs shipping systems software that integrates customers systems with shipping carriers’ software and also provides maintenance of such software.

RedRoller was originally formed on August 30, 2004 as a limited liability company under the name nFront, LLC (“nFront”) in the State of Delaware. On February 23, 2005, nFront was converted to a corporation in the State of Delaware and concurrently changed its name to RedRoller, Inc.

On December 31, 2005, RedRoller acquired the net assets and business of TSE.

The consolidated financial statements are those of RedRoller Holdings, Inc. and its wholly-owned subsidiaries, RedRoller and TSE.  Collectively, they are referred to as the “Company.”

Merger and Private Placement
On November 13, 2007, RedRoller entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RedRoller Holdings, Inc. (formerly known as Aslahan Enterprises Ltd.), a Delaware corporation (“Pubco”) pursuant to which 15,527,419 issued and outstanding shares of capital stock of RedRoller and were exchanged at a rate of approximately 0.6589 per share for 10,230,940 shares of common stock of Pubco and, simultaneously therewith, RedRoller Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Acquisition Sub”), merged (the “Merger”) with and into RedRoller with RedRoller as the surviving entity to the Merger and RedRoller’s shareholders and holders of non-qualified stock options owning a majority of the issued and outstanding common stock of Pubco. In addition, (i) all options to purchase shares of RedRoller’s common stock outstanding immediately prior to the Merger were replaced with corresponding new options to purchase shares of common stock of Pubco with no other changes in the terms or conditions of the awards; (ii) the current stockholders of Pubco retained 5,533,332 shares of common stock of Pubco; and (iii) the Acquisition Sub merged with and into RedRoller with RedRoller surviving the Merger.

Pursuant to the Merger Agreement, the Company is required to deposit 5% of the issued shares of the common stock, amounting to 511,550 shares (the “Escrow Shares”), to be held in escrow for the purpose of securing the indemnification obligations of certain stockholders as set forth in the Merger Agreement. The Escrow Shares will be held by the escrow agent for a period of two years from the closing date of the Merger and will be distributed in accordance with the terms of the escrow agreement.

Pubco was originally incorporated in the State of Nevada in 2005 and was subsequently reincorporated in the State of Delaware on October 22, 2007. Immediately prior to the Merger, there were 8,000,000 shares of outstanding capital stock of Pubco, of which the current stockholders of Pubco retained 5,533,332 shares of Pubco’s common stock and surrendered 2,466,668 shares of Pubco common stock in connection with the Merger.

Prior to the Merger, Pubco was a publicly-traded corporation with nominal operations of its own. Immediately following the Merger, Pubco continued to carry on the operations of RedRoller. The Merger and the exchange of shares of RedRoller and Pubco common stock in connection therewith has been accounted for as a reverse merger and recapitalization transaction in which RedRoller is deemed to be the accounting acquirer. Accordingly, the accompanying consolidated financial statements present the historical financial position, results of operations and cash flows of RedRoller, adjusted to give retroactive effect of the recapitalization of RedRoller.

On November 13, 2007, simultaneous with the closing of the Merger, the Company completed a $6,000,000 private placement offering of 1,764,706 units of Pubco as more fully described in Note 12  (“Private Placement”).

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $6,104,375 for the year ended December 31, 2007, which includes an aggregate of $2,269,635 of non-cash charges. Non-cash charges principally include $1,566,960 of stock-based compensation expense, $391,385 of depreciation and amortization and $299,288 of non-cash interest expense. At December 31, 2007, the Company’s accumulated deficit amounted to $19,648,427. The Company had cash and cash equivalents of $3,489,116 and working capital of $2,923,410 at December 31, 2007.

As more fully described in Note 12, the Company received total gross proceeds of $3,999,999 (net proceeds of $3,970,893 after payment of $29,106 in transaction expenses) in a private placement of 1,768,845 shares of Series A Convertible Preferred Stock (“Series A Preferred”) completed during the year ended December 31, 2006.  Investors in this transaction deposited $465,000 of proceeds with the Company during the year ended December 31, 2005.  During the year ended December 31, 2006, the Company also received gross proceeds of $1,603,621 (net proceeds of $1,574,334 after the payment of $29,287 in transaction expenses) in a private placement of 495,301 shares of Series B(1) Convertible Preferred Stock (“Series B(1) Preferred”). The proceeds of these financing transactions were used to fund and repay existing debts.

During May and June 2007, the Company completed a $500,000 convertible note offering.

In addition, during the year ended December 31, 2007, the Company received $1,750,000 of proceeds from issuances of bridge notes, $298,000 from issuances of notes and $596,379 from the sale of Series B(1) Preferred.

On November 13, 2007, the Company completed the Private Placement pursuant to which it issued 7,058,824 shares of Pubco common stock and five-year warrants to purchase 1,764,706 shares of common stock for aggregate proceeds of $6,000,000 (net proceeds of $5,167,663 after the payment of transaction expenses).

The Company’s ability to continue its operations is dependent upon its ability to raise additional capital and generate revenue and operating cash flow through the execution of its business plan.  The Company currently has designed and anticipates launching the subscription version of its system in the second quarter of 2008.  The Company’s subscription model version will be introduced to users for a monthly subscription fee, which will give users unlimited access to the Company’s system and automatically use each business’s contract rates with each carrier.

Management believes the Company’s current level of working capital, as well as the funds it expects to generate from operations will enable it to sustain the business for the near term.  The realization of the Company’s business plan is also dependent upon its ability to raise capital in the near term.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it will be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, reducing its workforce and cutting overhead expenses.  The Company cannot provide any assurance that it will raise additional capital as necessary.  The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary in the event that the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of RedRoller Holdings, Inc. and its wholly-owned subsidiaries, RedRoller and TSE.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.  These estimates and assumptions include revenue recognition, reserves and write-downs related to accounts receivable, the recoverability of long-term assets, deferred taxes and related valuation allowances and the valuation of equity instruments.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.  Due to their short-term nature, cash equivalents are carried at cost, which approximates fair value.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2007 and 2006, the Company had cash balances in excess of federally insured limits of $3,285,876 and $106,751, respectively. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk.

The Company grants credit to its business customers, which are primarily located in the United States.  Collateral is generally not required for trade receivables.  The Company maintains allowances for potential credit losses.

Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances are made.  The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations.  To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination.  Substantially all of the Company’s accounts receivable balances were collected subsequent to December 31, 2007. Accordingly, the Company deemed it unnecessary to establish an allowance for doubtful accounts at December 31, 2007 based on its historical collection rates and low occurrence of credit losses.

Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SASF 142”). SFAS 142 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Company’s TSE business combination which occurred in December 2005. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The Company’s amortizable intangible assets include customer relationships and its trade name. These costs are being amortized using the straight-line method over their estimated useful life of five years.

In accordance with SFAS No. 144, “Long-Lived Assets” (“SFAS 144”), the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation.  The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.  When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Depreciation is provided for under the straight-line method based upon the estimated useful lives of the respective assets.  Leasehold improvements are depreciated under the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets. Estimated useful lives by classification are as follows:

Years
Furniture and fixtures	7
Machinery and equipment	5
Computer equipment	3
Leasehold improvements	Shorter of 1 year or life of asset

Web Site Development Costs
The Company accounts for web site development costs in accordance with Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Website Development Costs” and accordingly, costs related to the planning and post implementation phases of the Company’s web site development efforts are recorded as an operating expense.  Direct costs incurred in the development phase are capitalized and amortized over the web site’s estimated useful life of three years as charges to operating expense.

Deferred Financing Costs
The Company incurred $71,119 in financing costs, which includes placement fees and professional fees, in connection with its entering into certain bridge notes during the year ended December 31, 2007. The Company was amortizing these financing costs over the life of the notes.  As a result of the Merger, the notes were converted into common stock of the Company. Accordingly, at the date of conversion, the remaining unamortized balance of $47,086 was charged to interest expense in the accompanying statement of operations for the year ended December 31, 2007.

Deferred Rent
Deferred rent consists of the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period. Deferred rent is amortized to rent expense over the term of the lease.

Convertible Instruments
The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” (“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments” (“EITF 00-27”). Accordingly, the Company records when necessary discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.  The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

The Company evaluated the conversion options embedded in its convertible instruments during each of the reporting periods presented.

The characteristics of common stock that were issuable upon a holder’s exercise of conversion options embedded in RedRoller’s preferred shares were considered clearly and closely related to the characteristics of the preferred shares (as that term is clarified in paragraph 61(l) of the implementation guidance included in Appendix A of SFAS 133). Accordingly, the Company determined that the conversion options embedded in its preferred shares did not require bifurcation and were therefore being accounted for as embedded derivatives in accordance with EITF 98-5 and EITF 00-27.  Additionally, EITF 98-5 states that if a conversion feature is reset upon the occurrence of a future event based upon a contractual provision existing at the commitment date of the financing transaction, that the conversion option should be evaluated on the date of the reset and measured using the commitment date fair value of the stock as the basis for computing intrinsic value at the date of the reset.  The convertible preferred shares featured  anti-dilution provisions to adjust the number of shares issuable upon conversion in the event of a stock spilt, stock dividend or similar recapitalization event or to reduce the exercise price of the conversion option using a contractual formula in the event of a subsequent sale of equity securities or convertible instruments at a price or conversion prices more favorable than those in effect in the outstanding preferred shares. As described in Notes 9 and 12, RedRoller issued convertible notes with a conversion option that featured an exercise price lower than the exercise price featured in RedRoller’s outstanding preferred shares. Accordingly, the Company recorded $1,297,954 of deemed dividends during the year ended December 31, 2007 as a result of a change in the conversion option prices embedded in its shares of Series A Preferred and Series B(1) Preferred that were triggered under contractual anti-dilution provisions.

The conversion option included in the Company’s Series B(2) Convertible Notes (the “B(2) Notes”) that were issued during the year ended December 31, 2007, featured certain characteristics in which it was assumed that a cash settlement of the conversion option was within the control of the note holders as of December 31, 2007 (Note 9). Accordingly, the B(2) Notes were not considered a conventional instrument as defined in EITF 05-2 and therefore did meet the scope exception under SFAS 133 that would permit the Company to account for these conversion options as embedded derivatives.  As a result, the Company accounted for the conversion options included in the B(2) Notes as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19 as of December 31, 2007.

Preferred Stock
The Company applies the guidance enumerated in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), and EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150.  All other issuances of preferred stock are subject to the classification and measurement principles of Topic D-98.  Accordingly, the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity.  At all other times, the Company classifies its preferred stock in stockholders’ equity.

The Company’s preferred shares that were outstanding prior to the completion of the Private Placement and the Merger described in Note 1 did not feature any redemption rights within the holders control or conditional redemption features not solely within the Company’s control as of December 31, 2007.  Accordingly, all issuances of preferred stock were presented as a component of stockholders’ equity prior to their conversion into common stock, which occurred as of the completion of the Merger and Private Placement described in Note 1.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consist of warrants to purchase common stock in connection with the bridge notes described in Note 9 and the Private Placement described in Note 12, and fully vested stock options and warrants issued to non-employees for services.  The Company evaluated these free standing derivatives to assess their proper classification in the consolidated balance sheet as of December 31, 2007 and 2006 using the applicable classification criteria enumerated in EITF 00-19. The Company determined that the common stock purchase warrants and the fully vested stock options and warrants issued to non-employees for services do not feature any characteristics permitting net cash settlement by the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheet as of December 31, 2007.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company also evaluates the presentation of revenue on a gross versus net basis through the application of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).  The Company offers shipping services whereby it acts as a reseller in the transaction, passing shipping requests booked by the customer to the relevant carrier provider.  The Company, however, reports these revenues gross because, unlike a true agency relationship, the Company maintains responsibility for the fulfillment of the services to the customer, has substantial latitude in setting price, assumes the credit risk for the entire amount of the sale, and is separately and solely responsible for the payment of all obligations incurred with the carriers.

The Company requires all of its sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract, purchase order or order confirmation approved by the customer.

Customers pay for shipping services prior to the actual shipment of goods, generally when the shipping services are booked.  Customers have twenty four hours from the point of reservation to cancel a shipment.  Revenues resulting from shipping services are recognized at the time in which the transaction is no longer cancelable.

The Company’s installation revenues are derived principally from contractual agreements with third parties that provide installation of shipping systems software.  Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to the end users.  The Company considers delivery to its customers to have occurred at the time in which installation work is completed and the customer acknowledges its acceptance of the work.

The Company also provides maintenance contracts on behalf of the manufacturers of the shipping systems software it sells. The Company offers these contracts as a separately priced product. Revenues from maintenance contracts are recognized ratably over the maintenance period in accordance with the provision of American Institute of Certified Public Accountants “AICPA” Statement of Position SOP 97-2, “Software Revenue Recognition.”

Revenues from the sales of shipping supplies are recognized upon delivery.

A summary of the Company’s revenue by category is as follows:

	Year Ended December 31,
	2007	2006
Shipping services	$598,514	$214,360
Installation	382,381	363,231
Maintenance	304,690	162,359
Supply	14,880	25,484
Other	3,291	13,055
Total	$1,303,756	$778,489

The Company currently provides substantially all shipping services to its customers as an authorized reseller under a Domestic and International Shipping Services Agreement it has with DHL Worldwide Express, Inc. (“DHL”).  This agreement has been extended to August 1, 2008. There is no assurance that this agreement will be renewed past August 1, 2008 and that the historical revenue presented above will recur in future periods.

Net Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share” and has applied the guidance enumerated in Staff Accounting Bulletin No. 98 (“SAB Topic 4D”) with respect to evaluating its issuances of equity securities during all periods presented.

Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.  The computation of basic loss per share for the years ended December 31, 2007 and 2006, excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	Year Ended
	December 31,
	2007	2006

Options to purchase common stock	8,353,602	3,924,663
Warrants to purchase common stock	2,697,382	—
Convertible preferred stock (as if converted)	—	2,872,451
	11,050,984	6,797,114

Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payments” (“SFAS 123R”). This statement is a revision of SFAS 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. As the Company did not issue any employee share-based payments prior to January 1, 2006, there was no unrecognized compensation cost in any prior periods.

Non-Employee Stock-Based Compensation
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services,” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are being amortized over their respective vesting periods.

A summary of employee and non-employee stock based compensation expense is as follows:

	Year Ended December 31,
	2007	2006
Employee	$897,282	$3,213,615
Non-employee	669,678	314,637
Total	$1,566,960	$3,528,252

Research and Development
Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, outside services, production software licenses, production hardware and hosting costs. The Company incurred research and development costs during the planning and development phase of its web site, which was completed as of June 30, 2006. For the years ended December 31, 2007 and 2006, research and development expense amounted to $0 and $1,379,111, respectively.

Advertising Costs
Costs related to advertising, promotions of products and services and participation in trade shows and other marketing events are expensed as incurred. Advertising expense amounted to $169,626 and $885,425 for the years ended December 31, 2007 and 2006, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS 109 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly the Company has recorded a full valuation allowance against its net deferred tax assets. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests its ability to utilize such assets. The future realization of a portion of the reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating losses (“NOLs”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated financial statements for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company’s note payable approximates fair value because the effective yield of such instrument, which includes the effects of contractual interest rates taken together with any discounts, is consistent with current market rates of interest for instruments of comparable credit risk.

Registration Rights Agreements
The Company accounts for registration rights agreements in accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS No. 5 “Accounting for Contingencies.”

The Company is currently in compliance with its registration rights agreement (Note 12) and has therefore not accrued any estimated penalties.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007.  The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R retains guidance of SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS 160 on its financial position and results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its financial position and results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications
Certain amounts as previously reported have been reclassified to conform to current year classifications.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2007 and 2006:

	2007	2006
Software and other licenses	$92,445	$100,145
Maintenance agreements, insurance and other	29,934	11,890
Prepaid rent	9,027	12,951
	$131,406	$124,986

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2007 and 2006:

	2007	2006
Computer equipment	$633,370	$609,651
Machinery and equipment	30,466	30,466
Leasehold improvements	13,000	13,000
Furniture and fixtures	5,945	5,945
	682,781	659,062
Less: accumulated depreciation	(420,216)	(199,022)
Property and equipment, net	$262,565	$460,040

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $221,194 and $186,338, respectively.

NOTE 6 – WEB SITE DEVELOPMENT COSTS

Web site development costs consist of the following as of December 31, 2007 and 2006:

	2007	2006
Consulting fees	$478,391	$252,215
Salaries	358,631	207,256
	837,022	459,471
Less: accumulated amortization	(191,446)	(38,289)
Web site development costs, net	$645,576	$421,182

The Company has capitalized $226,176 and $151,375 of consulting fees and salaries, respectively, during the year ended December 31, 2007 related to the cost of enhancing its existing web site. The Company expects to launch the enhanced version of its website during the second quarter of 2008. The Company estimates that the total dollar amount of the expected upgrades and enhancements will amount to approximately $1,058,000 and that the enhanced version of the website will have a useful life of approximately three years.

Amortization expense for the years ended December 31, 2007 and 2006 amounted to $153,157 and $38,289, respectively. Amortization expense subsequent to the year ended December 31, 2007, including the prospective effects of any changes in accounting estimates that will occur upon the completion of this project , is as follows:

Years ending December 31,
2008	$216,082
2009	240,718
2010	125,851
2011	62,925
$645,576

Due to the inherent uncertainty of developing technological products, the above noted estimate is subject to change and it is at least reasonably possible that such changes could be significant upon the occurrence or outcome of future events.

NOTE 7– GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

At December 31, 2007 and 2006, goodwill and other intangible assets consist of the following:

	2007	2006
Goodwill	$1,769,611	$1,769,611
Amortizable intangible assets:
Customer relationships	$80,000	$80,000
Trade name	5,170	5,170
Less: accumulated amortization	(34,068)	(17,034)
Intangible assets, net	$51,102	$68,136

The Company, as of December 31, 2007, evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company determined that the fair value of the reporting unit exceeds its net carrying amount as of December 31, 2007 and that no impairment charge is necessary for the year ended December 31, 2007. In performing this evaluation, the Company considered a variety of factors including a discounted cash flow forecast to determine the enterprise value of the business using the income approach. Making estimates about the carrying values of intangible assets requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of the carrying value of these intangibles could differ materially from the Company’s estimates.

The Company also evaluated the carrying amounts of its other intangible assets in accordance with SFAS 144. Under SFAS 144, a long-lived asset is deemed to have been impaired when the carrying amount of the asset exceeds its undiscounted future cash flows and the fair value of the asset is less than the carrying amount. The Company, in performing its evaluation of the carrying amounts of these assets included all future cash inflows less those cash outflows specifically related to the use of the asset over the remaining useful lives of the assets. The Company, based on this evaluation determined that the net future cash flows over the remaining useful lives of these assets exceed their carrying amounts at December 31, 2007. Accordingly, no impairment charge is considered necessary for the year ended December 31, 2007.

Amortization expense with respect to the customer relationships and trade name amounted to $17,034 for each of the years ended December 31, 2007 and 2006. Amortization expense subsequent to the year ended December 31, 2007 is as follows:

Years ending December 31,
2008	$17,034
2009	17,034
2010	17,034
$51,102

NOTE 8 – ACCURED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006
Payroll and payroll taxes	$38,192	$—
Professional and consulting fees	—	51,774
Property and equipment purchases	—	39,335
Other	16,874	15,425
	$55,066	$106,534

NOTE 9– NOTES PAYABLE

Series B(2) Convertible Notes Payable
In May and June 2007, the Company issued $500,000 of B(2) Notes to various investors bearing interest at the rate of 7% per annum, maturing on the first anniversary of their dates of issuance. The Company’s issuance of the B(2) Notes represented approximately 15% of the voting interest of the Company on an if-converted basis at the time of the transaction. The B(2) Notes included $27,866 of such notes issued to certain stockholders and employees of the Company.

The B(2) Notes were automatically convertible following the completion of a subsequent financing transaction at a conversion price equal to $0.23 per share, which has been determined to be equal to the fair market value of the Company’s common stock at the time of this financing transaction. If the subsequent financing did not occur by the maturity date, then the B(2) Notes were convertible at the option of the holders at a conversion price of $0.23 per share. The Company deemed the optional conversion right to be in effect at all times because the completion of a subsequent financing transaction was not deemed to be within its control.

At the time the B(2) Notes were issued, the Board of Directors authorized the Company to proceed with filing the appropriate certificates of designation to memorialize a new class of Series B(2) Convertible Preferred Stock (“Series B(2) Preferred”). The Series B(2) Preferred was intended to be convertible into common stock on a 1 for 1 basis. The Company did not complete this action and therefore did not have the authorized share capital available to satisfy either the mandatory conversion or optional conversion rights described above. Accordingly, the Company determined, in accordance with EITF 00-19, paragraphs 19 through 23, that it would be appropriate to assume that cash settlement of the conversion option was in the control of the note holders and bifurcate the conversion option from the notes to account for them as a free standing derivative.  The fair value of the conversion option was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.92%; expected dividend yield of zero percent; expected option life of one year; and current volatility of 111.86%.  The aggregate commitment date fair value of the conversion option amounted to $152,456.

On October 4, 2007, the Company entered into a Notice of Exercise, Waiver and Release Agreement with each of the B(2) note holders pursuant to which the B(2) note holders agreed to permanently waive their rights to the conversion to B(2) Preferred shares and agreed to convert the B(2) Notes directly into common shares in anticipation of the Merger described in Note 1.  On October 30, 2007, the outstanding principal and accrued interest payable, in the aggregate amount of $514,141, was converted into 2,258,415 shares of the Company’s common stock. The Company did not consider it necessary to recognize any gain or loss with respect to this conversion since the number of common shares issued to the B(2) noteholders was equal to the number of common shares that were intended to be issued upon the conversion of the B(2) Preferred shares (had such class of shares been memorialized).

The issuance of the B(2) Notes also required the Company to reevaluate the conversion features embedded in the Series A Preferred and Series B(1) Preferred shares using the re-measurement principles enumerated in EITF 98-5 and EITF 00-27 due to anti-dilution provisions that trigger reductions in conversion prices for subsequent dilutive issuances. Accordingly, the Company recorded $1,297,954 of deemed preferred dividends during the year ended December 31, 2007 as a result of the adjustment to the conversion option prices of its Series A and Series B(1) Preferred shares (see Note 12).

Interest expense related to the B(2) Notes amounted to $14,141 for the year ended December 31, 2007.

Bridge Notes
On July 5, 2007, the Company issued $750,000 of bridge notes to two investors bearing interest at the rate of .83% per month.

On August 1, 2007, the Company issued $500,000 of bridge notes to two investors bearing interest at .83% per month. The notes were fully paid on August 28, 2007, including accrued interest of $4,150.

On August 27, 2007, the Company issued $500,000 of bridge notes to various investors bearing interest at .83% per month.

The $1,250,000 remaining bridge notes (the “Remaining Bridge Notes”) had an original maturity date of December 31, 2007. The Remaining Bridge Notes were contingently convertible at the option of the holder following the completion of a subsequent financing transaction at a conversion price equal to 75% of the per share price offered in such a transaction, if consummated.

The Remaining Bridge Notes were subject to automatic conversion upon the occurrence of certain events as defined, including (i) immediately prior to any consolidation or merger of the Company with or into any Public Company (as that term was defined in the Remaining Bridge Notes), at a price per share equal to a 25% discount to the offering price of such common stock offered by the Company in conjunction with the merger or consolidation with the Company; (ii) in the event that the Remaining Bridge Notes are not paid in full within 90 days following their maturity dates, the principal and accrued interest will convert into shares of common stock of the Company as determined by multiplying (a) the number of shares of capital stock of the Company that is equal to 50.1% of the total number of issued and outstanding shares of capital stock of the Company as of the maturity date by the result of (b) the principal amount of the individual notes divided by the principal amount of all Remaining Bridge Notes.

In connection with the issuance of the Remaining Bridge Notes, the Company issued warrants to purchase shares of its common stock (the “Warrants”). The Warrants allow the holders to purchase up to 504,735 shares of the Company’s common stock at an exercise price of $1.28 per share. The Warrants expire on November 13, 2012.

In accordance with APB 14, the Company allocated $1,021,831 of the proceeds to the Remaining Bridge Notes and $228,169 of the proceeds to the Warrants based on the relative fair values of these financial instruments. The fair value of the Warrants was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of common stock of $0.85; risk-free interest rate of 4.23%; expected dividend yield of zero percent; contractual life of five years; and current volatility of 89.50%.  The difference between the carrying amount of the Remaining Bridge Notes and their contractual redemption amount was being accreted as interest expense through December 31, 2007, their maturity date.

On November 13, 2007, the Company completed the Merger with Acquisition Sub. As a result, the Remaining Bridge Notes, were automatically converted into shares of the Company’s common stock at a conversion price of $0.6375 per share (75% of the offering price of the shares issued in the Private Placement).  The Company determined that there was no beneficial conversion feature to record at the date this contingency was settled because the fair value of the common stock at the commitment date which was $0.23 per share was less than the conversion price of $0.6375 embedded in this obligation.

In addition, as a result of the conversion, the remaining unamortized discount recorded in connection with the warrants was charged as interest expense in the accompanying statement of operations for the year ended December 31, 2007.

The outstanding principal and accrued interest payable at the time of the Merger amounting to an aggregate of $1,287,073, was converted into 2,018,944 shares of the Company’s common stock.

Interest expense related to the Remaining Bridge Notes amounted to $41,223 for the year ended December 31, 2007.

Note Payable
On March 30, 2007, the Company issued a $200,000 convertible note (the “Original Note”) to an investor bearing interest at 7% per annum, maturing on March 30, 2008.  The Original Note was automatically convertible into 527,116 shares of the Company’s Series B(2) Convertible Preferred stock upon maturity at $0.38. The amount of the derivative liability with respect to the conversion option was insignificant to the Company’s consolidated financial statements.

On June 18, 2007, the Company and the holder of the Original Note agreed to amend the Original Note (the “Amended Note”) to bear interest at 3% per annum and extend the maturity of the note to September 30, 2008. In addition, the conversion feature of the Original Note was eliminated and all principal and accrued interest thereon is payable solely in cash on the maturity date of the Amended Note. The Company accounted for the amendment to the Original Note in accordance with the guidelines enumerated in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”) and EITF 06-6. EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. EITF 96-19 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if (a) the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification or (b) a modification or an exchange of debt instruments adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange.  EITF 06-6 generally provides that the elimination of a substantive conversion feature in connection with the modification of a debt instrument under EITF 96-19 results in a substantial modification that extinguishes the previous debt instrument.

The Company evaluated its issuance of the Amended Note to determine whether the modification in the conversion feature, change in the interest rate and change in the maturity date resulted in the issuance of a substantially different debt instrument. The Company determined after giving effect to the changes in these features, including the elimination of the conversion feature of the instrument that the Company had issued a substantially different debt instrument, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded the Amended Note at fair value and used that amount to determine the debt extinguishment gain to be recognized and the effective rate of the new instrument.

The Company computed the fair value of the Amended Note of $191,326 by discounting all future cash flows under such note at the rate of 26.76%. The Company believes that the discount rate of 26.76% results in a fair and reasonable estimation of the fair value of the Amended Note in the circumstances. The gain on extinguishment of $8,674 resulting from the modification includes the effects of derecognizing the carrying value of the Original Note prior to its modification and establishing the fair value of the Amended Note at its modification date. The gain on extinguishment is included in the accompanying statement of operations for the year ended December 31, 2007.

During the year ended December 31, 2007, the Company made $7,500 of interest payments to the note holder of which $1,144 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007 and $6,356 is included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2007.

On April 6, 2007, the Company issued a note payable (the “Note”) to an investor in the amount of $98,000 bearing interest at 10% annum. The Note was collateralized by the total assets of the Company. The Company repaid the Note on May 21, 2007, including $1,808 of accrued interest.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has non-cancelable operating leases for its office spaces in Plymouth, Michigan and Stamford, Connecticut. Future non-cancelable minimum lease payments as of December 31, 2007 are as follows:

Year ending December 31,
2008	$167,631
2009	171,800
2010	131,617

Total minimum lease payments	$471,048

Rent expense for the years ended December 31, 2007 and 2006 amounted to $148,338 and $97,819, respectively.  Rent expense includes $17,447 and $0 for the effects of recording expense on a straight line basis over the term of the lease during the years ended December 31, 2007 and 2006, respectively.

In August 2007, the Company extended the operating lease on its Plymouth, MI facility. This lease was extended through July 2008 with rental payments of $1,000 per month. In addition, in August 2007, the Company entered into an operating lease in connection with the move of its headquarters to Stamford, CT. The lease commenced on October 1, 2007 and has a three year term with escalating rental payments beginning at $9,231 per month. In October 2007, the Company leased additional office space in its Stamford, CT headquarters. The lease commences on January 1, 2008 and has a 34 month term with escalating rental payments beginning at $2,902 per month. In addition, in October 2007, the Company also extended its lease on the current office space in Stamford, CT by one additional month.

In March 2008, the Company entered into a lease agreement for 2,032 square feet of office space in Maynard, Massachusetts (see Note 16).

Employment Agreements
On December 31, 2005 and in July and August 2007, the Company entered into employment agreements with six of its executives for initial terms of three years, which will be renewed for an additional one to two years thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $1,135,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine and to which they may become entitled to pursuant to a bonus program. In addition, the employment agreements provide for up to thirty nine months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to $2,105,000 at December 31, 2007.

Domestic and International Transportation Services Agreement
On March 7, 2005, the Company entered into a Domestic and International Transportation  Services Agreement with DHL in which DHL has agreed to provide the Company (as an authorized reseller of such services), with certain wholesale transportation services for a period of two years. This agreement has been extended to August 1, 2008.

Pursuant to the terms of the agreement, DHL is providing the Company with certain discounted prices on domestic and international shipments with respect to shipping orders forwarded to DHL by the Company which the Company originates from customers visiting its website.  The prices specified in the contract are subject to periodic review by DHL and may be changed by DHL, in their sole discretion, under certain circumstances including (but not necessarily limited to) the Company’s inability to maintain a minimum order volume of at least $1,000,000 annually during the term of the agreement.  The Company has not yet attained this level of volume since the origination of the agreement in March 2005 and cannot provide any assurance that DHL will not materially increase prices or that any price increases will not have a material effect on the Company’s operations.  The agreement may also be cancelled by either the Company or DHL upon 30 days written notice or by DHL in its sole discretion in the event of the Company’s inability to maintain a minimum order volume of at least $1,000,000 annually during the term of the agreement.

Federal Express Compatible Solutions Program
On September 28, 2007, the Company was approved by FedEx Corporate Services, Inc. (“FedEx”) to be a certified and authorized Custom Solutions Provider (“CSP”) for FedEx. Pursuant to the terms of the agreement, FedEx is granting the Company a non-exclusive, non-transferable, royalty-free, revocable, limited license to use the FedEx software (the “Application”), within the United States, for the purposes of (i) integrating the Application with the Company’s shipping related system and services; (ii) hosting and maintaining the product; and (iii) allowing end users to access remotely, through a web browser and via the Company’s web site, the product in order to request FedEx services. The initial term of the agreement expires on May 10, 2008. Thereafter, the agreement will automatically renew for successive one year terms unless either party provides 90 day written notice.  Upon termination or expiration of the agreement, all licenses granted will terminate.

Consulting Agreement
On September 10, 2007, the Company entered into a consulting agreement with ADA Software Group, Inc. (“ADA”), whereby ADA is assisting the Company in developing its subscription services model by providing technology and quality assurance services. ADA is developing certain software code related to the Company’s subscription services model and enhancing the Company’s existing system functionality, related materials application and documentation. The term of the agreement is for 36 months requiring the following monthly payments:

September 2007 – August 2008	$27,500
September 2008 – August 2009	$30,000
September 2009 – August 2010	$32,500

Either party may terminate the agreement if the other (a) breaches any material provision of the agreement and fails to cure the same; (b) files or has filed against it a petition in bankruptcy; (c) has a receiver appointed to handle its assets or affairs; (d) makes or attempts to make an assignment for benefit of creditors. In the event that the Company terminates the agreement for any reason other than cause, as that term is defined in the agreement, then the Company must pay ADA an early termination fee equal to four times the then effective monthly payment.

As described in Note 6, the Company capitalized consulting fees related to the enhancement and upgrading of its existing web site. Included in the capitalized amounts is $120,000 of consulting fees incurred in connection with the ADA consulting agreement. Such amount includes $10,000 for the effect of recording the aggregate payments on a straight line basis over the term of the agreement during the year ended December 31, 2007.

Financial Advisory and Placement Agent Agreement
On November 28, 2007, the Company entered into an eighteen month financial advisory and placement agent agreement with Burnam Hill Partners (“BHP”) whereby BHP will act as the Company’s financial advisor in connection with a strategic transaction and as exclusive placement agent in connection with any equity or debt financing. Pursuant to the agreement, the Company will pay BHP a transaction fee based upon the percentage of the total aggregate consideration, calculated as follows:

Aggregate Consideration	Percentage
Up to $50,000,000	3% of such amount; plus
Between $50,000,000 and $100,000,000	2% of such amount; plus
Greater than $100,000,000	1 ½% of such amount

In connection with the closing of a financing, the Company will pay BHP (i) a fee equal to 7% of the gross proceeds received by the Company in an equity or equity linked financing; and (ii) a fee equal to 4.5% of the gross proceeds received by the Company in any non-convertible debt financing. In addition, the Company will issue 5-year warrants equal to 7% of the number of shares issued (or, in the case of convertible securities, the number of shares issuable on an as converted basis) in such financing. The warrants will be exercisable at 110% of the purchase price of the common stock issued in such financing.

In connection with BHP’s engagement under this agreement for services to be rendered relating to ongoing strategic corporate advice, BHP was issued 75,000 common stock purchase warrants, exercisable at $1.27 (110% of the closing stock price on November 27, 2007). Such warrants have a five year term, are exercisable through a cashless exercise provision, are non-redeemable and have piggyback registration rights. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of common stock of $1.15; risk-free interest rate of 3.50%; expected dividend yield of zero percent; expected life of five years; and current volatility of 85.42%. The fair value of the warrants, which amounted to $58,099, is being recorded as consulting expense over the term of the agreement. Consulting expense amounted to $3,229 for the year ended December 31, 2007.

Public Relations Service Agreement
On November 27, 2007, the Company entered into a twelve month public relations service agreement with SHIFT Communications, LLC (“Shift”) whereby Shift will provide monthly public relations services and counsel on behalf of the Company. The term of the agreement commences on December 3, 2007 and ends on December 2, 2008, and is automatically renewable for successive one-year periods. Pursuant to the agreement, the Company will pay Shift a monthly fixed fee of $17,680. The Company recorded $17,680 of public relations expense in the accompanying statement of operations for the year ended December 31, 2007.

NOTE 11 – SIGNIFICANT CUSTOMERS AND VENDORS

The Company had two customers which comprised 17% and 11%, respectively, of accounts receivable at December 31, 2007. The Company had two vendors which comprised 12% and 11%, respectively, of accounts payable at December 31, 2007. The Company had no customers which comprised greater than 10% of accounts receivable at December 31, 2006. The Company had three vendors which comprised 12%, 36% and 16%, respectively, of accounts payable at December 31, 2006.

NOTE 12 – STOCKHOLDERS’ EQUITY

Private Placement Offering
On November 13, 2007, simultaneous with the Merger, the Company completed the Private Placement pursuant to which it sold 1,764,706 units of Pubco. Each such unit was sold at $3.40 and consists of four shares of common stock of Pubco, par value $0.001 per share, and one five-year warrant to purchase one share of common stock of Pubco at an exercise price of $1.28 per share, for aggregate gross proceeds of $6,000,000 (net proceeds of $5,167,663).

In connection with the closing of the Private Placement, the Company paid the placement agent cash commissions of $291,891 and granted five-year warrants to purchase an aggregate of 352,942 shares of the Company’s common stock. The warrants are exercisable at a purchase price of $1.28 per share.

Common Stock
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.001.  Each share of common stock has the right to one vote.  The holders of common stock are entitled to dividends when declared by the Board of Directors, subject to the prior rights and preferences of the preferred stock shareholders.  In addition, in the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or other winding up of the Company, after distribution in full of preferential amounts to be distributed to the holders of the preferred stock, the holders of the common stock will be entitled to the remaining assets of the Company.

On November 11, 2006, the Company issued 16,733 shares of common stock to certain consultants in settlement of a $55,872 liability for services provided to the Company previous to the settlement of this debt.

On October 30, 2007, the Company issued 2,258,415 shares of common stock to the B(2) noteholders based on the conversion of $514,141 of the B(2) Notes and related accrued interest  into common stock at a conversion price of $0.23 per share (see Note 9).

On November 13, 2007, the Company issued 2,018,944 shares of common stock at a conversion price of $0.6375, or $1,287,073, based on the conversion of the Remaining Bridge Notes and related accrued interest (see Note 9).

On November 13, 2007, the Company issued 2,683,669 shares of common stock in connection with the conversion of 2,683,669 shares of Series A Preferred.

 On November 13, 2007, the Company issued 747,223 shares of common stock in connection with the conversion of 747,223 shares of Series B(1) Preferred.

On November 13, 2007, the Company issued 7,058,824 shares of common stock in connection with the Private Placement, for gross proceeds of $6,000,000 (net proceeds of $5,167,663).

Pursuant to the terms of the Merger Agreement, the stockholders of Pubco prior to the Merger retained 5,533,332 shares of common stock of the Company upon the closing of the Merger.

Convertible Preferred Stock
On November 13, 2007, the Company completed a share exchange transaction whereby 100% of the shares of capital stock of RedRoller were exchanged for 10,230,940 shares of common stock of Pubco.  In order to facilitate the share exchange transaction, the preferred stockholders converted their shares of preferred stock into shares of common stock immediately prior to the Merger. Immediately following the conversion, the outstanding shares of common stock issued to the preferred stock shareholders were exchanged for shares of common stock of Pubco.  As such, as of the effective date of the Merger, all shares of preferred stock were converted into shares of common stock.

The Company has authorized 25,000,000 shares of Preferred Stock (“Preferred Stock”), par value $0.001 per share.  The Company is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time such shares of Preferred Stock in one or more series.  Each series of Preferred Stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.  Prior to the recapitalization, the Company’s Preferred Stock was designated into the following various classifications, as specified in the Certificates of Designation (the “Certificates”):

Type	Authorized
Series A	2,377,150
Series B(1)	658,895

Issuances of Convertible Preferred Stock
During the period of January 4, 2006 through June 20, 2006, the Company issued 1,768,845 shares of Series A Preferred at a price of $2.26 per share for net proceeds of $3,970,893 (gross proceeds of $3,999,999 less offering costs of $29,106). As part of this issuance, the Company issued 205,629 shares of Series A Preferred to unrelated investors on January 4, 2006 for which proceeds of $465,000 were remitted to the Company in December 2005. Accordingly, the Company recorded investor deposits in the amount of $465,000 at December 31, 2005.

The Company also issued an aggregate of 658,895 shares of Series B(1) Preferred at a price of $3.34 per share for net proceeds of $2,170,713 (gross proceeds of $2,200,000 less offering costs of $29,287), including (i) 495,301 shares issued during the period of October 12, 2006 through December 18, 2006 for net proceeds of $1,574,334 and (ii) 163,594 shares issued during February 2007 for net proceeds of $596,379.

The Series A Preferred and Series B(1) Preferred were convertible into common stock at any time, at the option of the holder at an adjustable conversion ratio of 1.13 common shares for each preferred share.  The adjusted conversion price gives effect to a contractual antidilution adjustment made on April 11, 2007 which is more fully described below.

Each share of preferred stock was convertible at the option of the holder and automatically upon the occurrence of certain events, as defined in the Certificates, into shares of the Company’s common stock at the specified conversion rate and had a liquidation preference.  The conversion rate and the liquidation preference were subject to adjustment as specified in the Certificates.  Each share of preferred stock was entitled to votes equal to the number of shares of common stock into which it was convertible at the time of the voting.

The conversion rates of the preferred stock prior to the Merger were subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including instances in which the Company, at its discretion, issued equity securities or convertible instruments that featured prices lower than the conversion prices specified in the preferred stock. The preferred stock was also automatically convertible into shares of the Company’s common stock, at the then applicable conversion price, upon the earlier of (i) closing of the sale of shares of common stock in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1993, as amended, or (ii) a date specified by vote or written consent of the holders of at least a majority of the then outstanding shares of the preferred stock.

The issuance of the B(2) Notes described in Note 9 required the Company to reevaluate the conversion features embedded in the Series A Preferred and Series B(1) Preferred shares using the re-measurement principles enumerated in EITF 98-5 and EITF 00-27 due to anti-dilution provisions that trigger reductions in conversion prices for subsequent dilutive issuances. Accordingly, the Company recorded $1,297,954 of deemed preferred dividends during the year ended December 31, 2007 as a result of the adjustment to the conversion option prices of its Series A and Series B(1) Preferred shares. The conversion rates of the Series A Preferred and Series B(1) Preferred were adjusted, in accordance with the provisions of the Certificates, so that at the time of the conversion, an additional 306,519 shares of common stock related to Series A Preferred conversions and an additional 88,328 shares of common stock related to Series B(1) Preferred conversions were issued when such shares were converted.

Liquidation events included (i) a final dissolution or winding up of the Company’s affairs requiring a liquidation of all classes of stock, (ii) a merger, consolidation or similar event resulting in a more than 50% change in control, (iii) the sale of all or substantially all of the Company’s assets and (iv) the effectuation (at the Company’s election) of any transaction or series of transactions resulting in a more than 50% change in control.

As described in Note 3, the Company applied the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of preferred stock. The Company was required, under Delaware law, to obtain the approval of its Board of Directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets. The Board of Directors was then required to submit proposals to enter into these types of transactions to the Company’s stockholders for their approval by majority vote. The Company’s preferred stockholders did not (i) have control of the Company’s Board of Directors and (ii) did not have sufficient voting rights to control redemption of these shares by either of these events. In addition, the effectuation of any transaction or series of transactions resulting in a more than 50% change in control of the Company could be made only by the Company at its own election. Based on these provisions, the Company classified its Series A Preferred and Series B(1) Preferred in stockholders’ equity in the accompanying consolidated balance sheet because the liquidation events were deemed to be within the Company’s control in accordance with the provisions of Topic D-98.

Also as described in Note 3, the Company evaluated the conversion options embedded in the Series A Preferred and Series B(1) Preferred to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. The Company determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature were clearly and closely related to those of the host instruments. Accordingly, the conversion features, which were not deemed to be beneficial at the commitment dates of these financing transactions, were accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27.  As discussed above, the remeasurement that was triggered under the contractual antidilution provision was beneficial and resulted in the recognition of $1,297,954 in deemed preferred dividends.

The Company evaluated the Series A Preferred and Series B(1) Preferred at each reporting date for appropriate balance sheet classification.

Registration Rights
Pursuant to the terms of the registration rights agreement entered into on November 13, 2007, the Company agreed to file with the SEC within 60 days of the closing of the Merger, a registration statement (the “Registration Statement”) registering for resale (i) the shares of the Company’s common stock included in the units sold in the Private Placement (the “Units”) and (ii) the shares of the Company’s common stock issuable upon the exercise of the warrants issued in the Private Placement and issued to the placement agent. The Company agreed to use its commercially reasonable best efforts to have such “resale” Registration Statement declared effective by the SEC as soon as possible and, in any event, within 180 days after the closing of the Merger (210 days in the event of SEC review of the registration statement).

In addition, the Company agreed to maintain the effectiveness of the Registration Statement from the effective date until the earlier of (i) 24 months from the effective date of the Registration Statement or (ii) the date on which all securities registered under the Registration Statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the units, subject to the Company’s right to suspend or defer the use of the Registration Statement in certain events.

If the Registration Statement is not filed within 60 days after the closing of the Merger, then the Company is obligated to issue to each purchaser of units in the Private Placement that number of shares of the Company’s common stock equal to 1% of the number of shares purchased in the Private Placement up to a maximum of 10% of the aggregate purchase price of the units, for each 30 day period the Company is late in filing the Registration Statement or the Registration Statement is late in being declared effective.

The Company filed a Registration Statement on Form SB-2 with the SEC on January 14, 2008 and is currently addressing comments thereto from the SEC. The Company expects to have the Registration Statement declared effective by the SEC within 210 days from the Merger and therefore, no penalty has been accrued as of December 31, 2007.

At the closing of the Merger, the Company determined that it was not probable that it will be required to remit any payments to the investors for failing to obtain an effective registration or failing to maintain its effectiveness. Therefore, the Company has not recorded a contingent liability for amounts that may be due pursuant to the terms of the registration rights agreement.

Non-Employee Stock-Based Compensation
On April 7, 2006, the Company granted options to purchase 56,665 shares of the Company’s common stock with an exercise price of $2.26 per share to certain consultants. The fair value of the underlying common stock at the date of grant was $2.26 per share based upon the Company’s most recent equity financing.  The options originally vested over a period of one to three years. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $0.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.97%; expected dividend yield of zero percent; option life of ten years; and current volatility of 127.18%.  The aggregate grant date fair value of the award amounted to $123,548.  The Company recorded $3,546 and $113,868 of consulting expense during the years ended December 31, 2007 and 2006, respectively, with respect to these awards.

On April 30, 2006, the Company granted options to purchase 72,478 shares of the Company’s common stock with an exercise price of $2.26 per share to a certain consultant. The fair value of the underlying common stock at the date of grant was $2.26 per share based upon the Company’s most recent equity financing. The options originally vested over a period of four months. On April 11, 2007, these options were modified to reduce their exercise price to $0.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 5.14%; expected dividend yield of zero percent; option life of ten years; and current volatility of 127.18%. The aggregate grant date fair value of the award amounted to $158,081.  The Company recorded $41,445 and $105,387 of consulting expense during the years ended December 31, 2007 and 2006, respectively, with respect to these awards.

On August 29, 2006, the Company granted options to purchase 158,135 shares of the Company’s common stock with an exercise price of $3.34 per share to a certain consultant. The fair value of the underlying common stock at the date of grant was $3.34 per share based upon the Company’s most recent equity financing. The options originally vested on August 29, 2008. The shares were issued in connection with a consulting agreement whereby the consultant was required to provide services for the period from August 29, 2006 through August 29, 2008. On May 8, 2007 and February 5, 2007, the agreement was further modified such that 52,712 options were canceled and the remaining 105,423 options outstanding became fully exercisable at a modified exercise price of $0.23 per share. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $0.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.79%; expected dividend yield of zero percent; option life of ten years; and current volatility of 122.95%.  The aggregate grant date fair value of the award amounted to $505,776.  The Company recorded $256,376 and $84,296 of consulting expense during the years ended December 31, 2007 and 2006, respectively, with respect to these awards.

On November 22, 2006, the Company granted options to purchase 28,332 shares of the Company’s common stock with an exercise price of $3.34 per share to a consultant. The fair value of the underlying common stock at the date of grant was $3.34 per share based upon the Company’s most recent equity financing. The options originally vested over a period of one to three years. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $0.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.57%; expected dividend yield of zero percent; option life of ten years; and current volatility of 115.82%.  The aggregate grant date fair value of the award amounted to $89,380.  The Company recorded $15,488 and $11,086 of consulting expense during the years ended December 31, 2007 and 2006, respectively, with respect to these awards.

On April 11, 2007, due to the decrease in the fair market value of the Company’s common stock, the Board of Directors approved a modification to the exercise price and vesting dates for all options outstanding to non-employees. On April 11, 2007, the exercise price of all options outstanding was decreased to $0.23 per share and all outstanding options became fully exercisable on such date. The fair market value of the Company’s common stock on the date of modification was $0.23 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $0.20 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was $0.21 per share. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.93%; expected dividend yield of zero percent; option life of ten years; and current volatility of 111.86%. The Company recorded $38,059 as consulting expense during the year ended December 31, 2007 related to the incremental fair value and additional acceleration charge due to the modifications.

On July 11, 2007, the Company granted options to purchase 329,447 shares of the Company’s common stock with an exercise price of $0.23 per share to various consultants. The fair value of the underlying common stock at the date of grant was $0.23 per share based upon the Company’s most recent equity financing. The options vested immediately. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 5.09%; expected dividend yield of zero percent; option life of ten years; and current volatility of 106.47%.  The aggregate grant date fair value of the award amounted to $69,658.  The Company recorded $69,658 of consulting expense during the year ended December 31, 2007 with respect to these awards.

On August 1, 2007, the Company granted options to purchase 1,186,011 shares of the Company’s common stock with an exercise price of $0.23 per share to various consultants. The fair value of the underlying common stock at the date of grant was $0.23 per share based upon the Company’s most recent equity financing. The options vested immediately. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 5.16%; expected dividend yield of zero percent; option life of ten years; and current volatility of 106.47%.  The aggregate grant date fair value of the award amounted to $250,838.  The Company recorded $250,838 of consulting expense during the year ended December 31, 2007 with respect to these awards.

On August 1, 2007, the Company granted options to purchase 3,294 shares of the Company’s common stock with an exercise price of $0.23 per share to a consultant. The fair value of the underlying common stock at the date of grant was $0.23 per share based upon the Company’s most recent equity financing. The options vest over a period of one year. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 5.16%; expected dividend yield of zero percent; option life of ten years; and current volatility of 106.47%.  The aggregate grant date fair value of the award amounted to $697.  The Company recorded $697 of consulting expense during the year ended December 31, 2007 with respect to these awards.

On August 4, 2007, the Company granted options to purchase 32,945 shares of the Company’s common stock with an exercise price of $0.23 per share to a consultant. The fair value of the underlying common stock at the date of grant was $0.23 per share based upon the Company’s most recent equity financing. The options vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.71%; expected dividend yield of zero percent; option life of ten years; and current volatility of 89.50%.  The aggregate grant date fair value of the award amounted to $6,575.  The Company recorded $1,427 of consulting expense during the year ended December 31, 2007 with respect to these awards.

The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123R and EITF 96-18. Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable. The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services rendered. The fair value of the stock options granted was calculated using the Black-Scholes option pricing model as prescribed by SFAS 123R.

The term of the stock options represents the contractual period of the stock options. The stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company did not have any trading history for its common stock. The Company will continue to analyze the historical stock price volatility as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Total compensations expense recognized for the years ended December 31, 2007 and 2006 amounted to $669,678 and $314,637, respectively.  The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 amounted to $0.21 and $2.26 per share, respectively. Total unamortized compensation expense related to unvested stock options at December 31, 2007 amounted to $5,148 and is expected to be recognized over a weighted average period of 1.96 years.

A summary of non-employee stock option activity, for the years ended December 31, 2007 and 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2006	1,480,846	$1.52
Granted	315,610	2.90

Balance at December 31, 2006	1,796,456	1.76
Granted	1,551,697	0.23
Forfeited	(52,712)	3.34

Balance at December 31, 2007	3,295,441	$0.23	8.46	$2,215,679
Exercisable at December 31, 2007	3,259,205	$0.23	8.44	$2,193,527

As described above, on April 11, 2007 the exercise prices for all options outstanding to non-employees were modified to $0.23 per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at the time ($0.90) for stock options that are in-the-money as of December 31, 2007.

The Company issues new shares of common stock upon exercise of stock options.

NOTE 13 – SHARE-BASED PAYMENTS

2007 Stock Option and Stock Incentive Plan
On October 22, 2007, the Company adopted the 2007 Stock Option and Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to promote the future success and growth of the Company by providing stock options and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company. The 2007 Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s may be granted only to officers and employees of the Company and NQO’s may be granted to directors, officers, employees, consultants and advisors of the Company. At December 31, 2007, the Company had reserved 5,698,823 shares of common stock for issuance under the 2007 Plan. As of December 31, 2007, options to purchase an aggregate of 3,180,310 have been granted under the Plan, leaving an aggregate of 2,518,513 shares available for future issuance.

In connection with the Merger, all options to purchase shares of RedRoller’s common stock outstanding immediately prior to the Merger were replaced with corresponding new options to purchase shares of common stock in the Company with no other changes in the terms or conditions of the awards;

2006 Stock Option and Incentive Plan
The 2006 Stock Option and Stock Incentive Plan (the “Plan”) became effective March 17, 2006. The purpose of the Company’s stock compensation plan was to enable the Company to attract, retain and motivate key employees, directors, consultants and advisors.  The Plan provided for the issuance of both incentive stock options and non-qualified stock options. In connection with the Merger, all options issued and outstanding pursuant to the Plan were replaced by corresponding new options to purchase shares of common stock in the Company.

In accordance with the 2007 Plan, the stated exercise price shall not be less than 100% of the estimated fair market value of the common stock at the date of grant.

Options under the Plan are exercisable at such times and subject to such terms and conditions as the Board of Directors may specify in the applicable option agreement.  As of December 31, 2007, options issued under the Plan have a ten-year term.

The Company issues new shares of common stock upon exercise of stock options.

Stock Option Grants
On April 7, 2006, the Company granted options to purchase 809,781 shares of its common stock at an exercise price of $2.26 per share to certain employees. The fair value of the underlying common stock at the date of grant was $2.26 per share based upon the Company’s most recent equity financing. The options originally vested over a period of one to three years. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $0.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.90%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 127.18%.  The aggregate grant date fair value of the award amounted to $1,638,011. The Company recorded $360,018 and $1,063,254 of compensation expense during the years ended December 31, 2007 and 2006, respectively, with respect to these awards.

On April 7, 2006, the Company granted options to purchase 996,908 shares of its common stock at an exercise price of $2.26 per share to certain employees. The fair value of the underlying common stock at the date of grant was $2.26 per share based upon the Company’s most recent equity financing. The options vested over a period of one year. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $0.23 per share.  Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.89%; expected dividend yield of zero percent; expected option life of five years; and current volatility of 127.18%.  The aggregate grant date fair value of the award amounted to $1,941,179.  The Company recorded $291,782 and $1,710,239 of compensation expense during the years ended December 31, 2007 and 2006, respectively, with respect to these awards.

On June 6, 2006, the Company granted options to purchase 140,345 shares of its common stock at an exercise price of $2.26 per share to an employee. The fair value of the underlying common stock at the date of grant was $2.26 per share based upon the Company’s most recent equity financing. The options originally vested over a period of one year. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $0.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.95%; expected dividend yield of zero percent; expected option life of five years; and current volatility of 124.54%.  The aggregate grant date fair value of the award amounted to $270,404.  The Company recorded $61,360 and $184,183 of compensation expense during the years ended December 31, 2007 and 2006, respectively, with respect to these awards.

On July 11, 2006, the Company granted options to purchase 54,360 shares of its common stock at an exercise price of $3.34 per share to certain employees.  The fair value of the underlying common stock at the date of grant was $3.34 per share based upon the Company’s most recent equity financing. The options originally vested over a period of one to three years. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $0.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 5.08%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 122.95%.  The aggregate grant date fair value of the award amounted to $160,698.  The Company recorded $45,938 of compensation expense during the year ended December 31, 2006.

On September 18, 2006, the Company granted options to purchase 32,944 shares of its common stock at an exercise price of $3.34 per share to an employee.  The fair value of the underlying common stock at the date of grant was $3.34 per share based upon the Company’s most recent equity financing. The options originally vested over a period of three months to one year. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $0.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.78%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 118.48%.  The aggregate grant date fair value of the award amounted to $95,735.  The Company recorded $11,967 and $49,862 of compensation expense during the years ended December 31, 2007 and 2006, respectively.

On November 22, 2006, the Company granted options to purchase 42,169 shares of its common stock at an exercise price of $3.34 per share to certain employees. The fair value of the underlying common stock at the date of grant was $3.34 per share based upon the Company’s most recent equity financing. The options originally vested over a period of one to three years. On April 11, 2007, due to a modification of the terms of the options, all outstanding options became fully exercisable on that date with a modified exercise price of $.23 per share. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.57%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 115.82%. The aggregate grant date fair value of the award amounted to $121,178.  The Company recorded $17,434 and $18,103 of compensation expense during the years ended December 31, 2007 and 2006, respectively.

On November 22, 2006, the Company granted options to purchase 51,700 shares of its common stock at an exercise price of $3.34 per share to certain employees. The fair value of the underlying common stock at the date of grant was $3.34 per share based upon the Company’s most recent equity financing. The options were fully exercisable on the date of grant. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.57%; expected dividend yield of zero percent; expected option life of five years; and current volatility of 118.48%. The aggregate grant date fair value of the award amounted to $142,036. The Company recorded $4,237 and $142,036 of compensation expense during the years ended December 31, 2007 and 2006, respectively.

On April 11, 2007, due to the decrease in the fair market value of the Company’s common stock, the Board of Directors approved a modification to the exercise price and vesting dates for all options outstanding to employees. On April 11, 2007, the exercise price of all options outstanding was decreased to $0.23 per share and all outstanding options became fully exercisable on such date. The fair market value of the Company’s common stock on the date of modification was $0.23 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $0.12 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was $0.18 per share. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.66%; expected dividend yield of zero percent; expected option life of five and one-half years; and current volatility of 111.86%. The Company recorded $125,399 as compensation expense during the year ended December 31, 2007 related to the incremental fair value and additional acceleration charge due to the modifications.

On August 1, 2007, the Company granted options to purchase 1,610,995 shares of its common stock at an exercise price of $0.23 per share to certain employees. The fair value of the underlying common stock at the date of grant was $0.23 per share based upon the Company’s most recent equity financing. The options vest over a period of two to four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.58%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 106.47%. The aggregate grant date fair value of the award amounted to $305,397.  The Company recorded $99,951 of compensation expense during the year ended December 31, 2007.

On August 4, 2007, the Company granted options to purchase 312,978 shares of its common stock at an exercise price of $0.23 per share to certain employees. The fair value of the underlying common stock at the date of grant was $0.23 per share based upon the Company’s most recent equity financing. The options vest over a period of three to four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.72%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 89.50%. The aggregate grant date fair value of the award amounted to $54,412.  The Company recorded $12,733 of compensation expense during the year ended December 31, 2007.

On August 16, 2007, the Company granted options to purchase 131,780 shares of its common stock at an exercise price of $0.76 per share to an employee. The fair value of the underlying common stock at the date of grant was $0.23 per share based upon the Company’s most recent equity financing. The options vest over a period of three years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.54%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 89.50%. The aggregate grant date fair value of the award amounted to $17,571.  The Company recorded $3,807 of compensation expense during the year ended December 31, 2007.

On August 29, 2007, the Company granted options to purchase 667,130 shares of its common stock at an exercise price of $0.76 per share to certain employees. The fair value of the underlying common stock at the date of grant was $0.23 per share based upon the Company’s most recent equity financing. The options vest over a period of two to three years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.36%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 89.50%. The aggregate grant date fair value of the award amounted to $88,691.  The Company recorded $19,093 of compensation expense during the year ended December 31, 2007.

On December 5, 2007, the Company granted options to purchase 296,503 shares of its common stock at an exercise price of $1.09 per share to a director. The fair value of the underlying common stock at the date of grant was $1.10 per share based upon the Company’s share price on the date of grant. The options vest over a period of two years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.42%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 84.61%. The aggregate grant date fair value of the award amounted to $238,398.  The Company recorded $14,900 of compensation expense during the year ended December 31, 2007.

On December 30, 2007, the Company granted options to purchase 100,000 shares of its common stock at an exercise price of $0.75 per share to a director. The fair value of the underlying common stock at the date of grant was $0.75 per share based upon the Company’s share price on the date of grant. The options vest over a period of two years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.65%; expected dividend yield of zero percent;

expected option life of six years; and current volatility of 84.61%. The aggregate grant date fair value of the award amounted to $54,868.  The Company did not record any compensation expense during the year ended December 31, 2007.

As of December 31, 2007, there were 189,432 options forfeited due to employee terminations.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant.  The value of stock options granted to employees and directors is estimated using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  The Company has selected the Black-Scholes option pricing model as its method of valuing share-based payments under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R.  As the Company did not issue any employee share-based payments prior to January 1, 2006, there was no unrecognized compensation costs in any prior periods. Compensation expense is generally recognized on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.  As stock-based compensation expense recognized in the years ended December 31, 2007 and 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A substantial majority of the stock options still subject to vesting as of December 31, 2007 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to vest at approximately 90%. However, the compensation expense with respect to these options is insignificant to the Company’s financial statements.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the years ended December 31, 2007 and 2006 was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of the Company’s industry peers as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

A summary of employee stock option activity for the years ended December 31, 2007 and 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2006	—	$—
Granted	2,128,207	2.35

Balance at December 31, 2006	2,128,207	2.35
Granted	3,119,386	0.46
Forfeited	(189,432)	2.76

Balance at December 31, 2007	5,058,161	$0.37	9.14	$2,724,870
Exercisable at December 31, 2007	1,938,774	$0.23	8.32	$1,303,533

As described above, on April 11, 2007 the exercise prices for all options outstanding to employees were modified to $0.23 per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at the time ($0.90) for stock options that are in-the-money as of December 31, 2007.

The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 amounted to $0.19 and $1.99 per share, respectively. The weighted-average contractual term gives effect to employee terminations which, under the provisions of the Plan reduces the remaining life of such options to a period of 180 days following the respective dates of such terminations. Total compensation cost recognized for stock options granted to employees for the years ended December 31, 2007 and 2006 amounted to $897,282 and $3,213,615, respectively. Total unamortized compensation expense related to unvested stock options at December 31, 2007 amounted to $608,853 and is expected to be recognized over a weighted average period of 1.54 years.

During the year ended December 31, 2006, the Company did not modify any stock options granted to employees under share based arrangements. In addition, the Company did not capitalize the cost associated with stock based compensation awards nor have employees exercised any options during the years ended December 31, 2007 and 2006.

NOTE 14 – INCOME TAXES

Prior to the share exchange transaction discussed in Note 1, Pubco was a publicly-traded C corporation for federal income tax purposes and under similar provisions for state income tax purposes. Immediately following the share exchange transaction, Pubco continued to carry on the operations of RedRoller. The share exchange transaction has been accounted for as a reverse merger and recapitalization transaction in which RedRoller is deemed to be the accounting acquirer.

The Company has the following net deferred tax assets at December 31, 2007 and 2006:

	2007	2006

Deferred tax asset
Net operating loss carryforward	$4,327,900	$2,482,200
Stock-based compensation	1,316,500	1,006,100
Depreciation	24,900	16,900
Intangible assets	8,900	—
Deferred rent	6,800	—
Total deferred tax assets	5,685,000	3,505,200

Deferred tax liability
Other	(50,200)	—
Total deferred tax liabilities	(50,200)	—

Net deferred tax asset	5,634,800	3,505,200
Less valuation allowance	(5,634,800)	(3,505,200)

Total net deferred tax asset	$—	$—

Deferred tax liability – Goodwill	$(92,000)	$—

The Company’s recorded income tax provision (benefit), net of the change in the valuation allowance, for each of the presented years is as follows:

	Years Ended December 31,
	2007	2006

Income tax benefit	$(2,129,600)	$(2,220,200)
Change in valuation allowance	2,129,600	2,220,200
	—	—
Deferred income tax expense	92,000	—

Net income tax provision	$92,000	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2007 and 2006 is as follows:

	Years Ended December 31,
	2007	2006

Tax benefit at statutory rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(5.00%)	(5.00%)
Stock–based compensation	5.02%	14.00%
Other permanent differences	0.09%	0.19%
	(33.89%)	(24.81%)
Change in valuation allowance	35.42%	24.81%

Effective income tax rate	1.53%	0.00%

The Company and its subsidiaries will file consolidated federal and various state income tax returns (principally Connecticut and Michigan) in which the initial period of tax reporting for these entities will occur on December 31, 2007. As of December 31, 2007, the Company had net operating loss carryforwards of approximately $11,000,000 for tax purposes that will expire beginning 2025.

As described in Note 3, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Other than described below, management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of convertible debt, preferred stock and capital stock which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

The Company has initiated a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. If the Company has experienced a change of control at any time since its formation, utilization of NOL carryforwards would be subject to an annual limitation under Section 382. This annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Until the study is completed and any limitation known, no amounts are being presented as an uncertain tax position and all deferred tax assets have been reserved. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of December 31, 2007, the Company had not recorded any tax penalties or interest in its consolidated financial statements. All tax years since the Company’s inception remain subject to future examination by the major tax jurisdictions in which it is subject to tax.

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).  Pursuant to the 401(k)

Plan, employees may contribute up to maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions and profit-sharing contributions as it deems advisable. For the years ended December 31, 2007 and 2006, the Company made discretionary contributions of $48,776 and $31,713, respectively. The Company did not make any profit-sharing contributions during the years ended December 31, 2007 and 2006.

NOTE 16 – SUBSEQUENT EVENTS

Investor Relations Agreement
On January 14, 2008, the Company entered into a twelve month investor relations service agreement with an investor relations firm (“IRF”) whereby the IRF will manage and communicate the Company’s profile within the investment community; draft press releases and other necessary written materials from the Company targeted at the investment community; consult with the Company in preparation for, and manage all administrative aspects of, and scripts for quarterly earnings calls; and provide such other financial and investment relations advice and consulting as the Company may reasonably request from time to time. The IRF will also provide consulting services with respect to any Crisis (as that term is defined in the agreement) for an additional fee to be determined by the parties.

The Company will pay the IRF an aggregate consideration of $84,000 payable in cash and non-qualified options to purchase 32,500 shares of the Company’s common stock, at an exercise price of $0.76 per share. The options vest at a rate of 6,500 shares per month from January 14, 2008 through May 14, 2008.

Provided that the Company is current in all of its obligations, the Company may terminate the agreement by providing written notice and remitting a payment to the IRF of an amount equal to the next two month’s compensation.

Appointment of Chief Executive Officer
On March 17, 2008, Michael Tribolet was appointed as the Chief Executive Officer by the Board of Directors of the Company.

Mr. Tribolet’s employment agreement is effective as of March 17, 2008 and, unless earlier terminated, will expire on March 17, 2011. The agreement provides for an initial base salary of $275,000 per year, which may be increased from time to time by the Board of Directors, in its sole discretion. Mr. Tribolet will also be eligible to receive an annual bonus of up to $140,000, based upon meeting certain performance goals determined by the Board and is eligible to participate in all Company employee benefit plans.

In connection with Mr. Tribolet’s appointment as the Chief Executive Officer of the Company, the Board approved the grant of (i) a stock option (the “First Option”) to Mr. Tribolet to purchase 175,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), under the Company’s 2007 Plan, effective March 17, 2008 (the “Grant Date”), and (ii) a stock option (the “Second Option” and, together with the First Option, the “Options”) to Mr. Tribolet to purchase 1,500,000 shares of common stock, under the 2007 Plan, effective the Grant Date. The Options will have an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the Grant Date. The First Option will vest in full 90 days after the Grant Date with accelerated vesting upon certain events as set forth in the underlying stock option agreement, assuming continued employment with the Company on the applicable vesting dates. The Second Option will vest in equal 1/3 increments annually until fully vested with accelerated vesting upon certain events as set forth in the underlying stock option agreement, assuming continued employment with the Company on the applicable vesting dates.

If Mr. Tribolet is terminated without “cause” (as such term is defined in his employment agreement with the Company) during the first 90 days of the term of his employment with the Company, the Company shall pay Mr. Tribolet his base salary and accrued and unused vacation earned through the effective date of his termination. In addition, 175,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully vested and, for a period of six months after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.

If Mr. Tribolet is terminated without “cause” after the first 90 days of the term of his employment with the Company but during the first year of his employment with the Company, the Company will pay Mr. Tribolet a separation payment equal to (i) his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of six months after the termination date; and (ii) any earned but unpaid bonuses. In addition, 500,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully vested and, for a period of one year after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.

If Mr. Tribolet is terminated without “cause” during the second year of his employment with the Company, the Company will pay Mr. Tribolet a separation payment equal to (i) his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of nine months after the termination date; and (ii) any earned but unpaid bonuses. In addition, 500,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully vested and, for a period of one year after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.

If Mr. Tribolet is terminated without “cause” during the third year of his employment with the Company, the Company will pay Mr. Tribolet a separation payment equal to (i) his base salary and accrued and unused vacation earned through the effective date of his termination; (ii) the greater of (A) the portion of his then applicable base salary otherwise payable for the remainder of the third year of the term of his employment with the Company or (B) six months of his then applicable base salary; and (iii) any earned but unpaid bonuses. In addition, 325,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully vested and, for a period of one year after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.

If Mr. Tribolet is terminated for “good reason” (as such term is defined in his employment agreement with the Company), the Company will pay Mr. Tribolet a separation payment equal to his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of six months after the termination date. In addition, the Company shall grant Mr. Tribolet a fully-vested stock option to purchase 500,000 shares of Common Stock.

Stock Option Grants
On February 19, 2008, the Company granted incentive stock options to purchase 277,500 shares of the Company’s common stock with an exercise price of $0.60 per share to certain employees of the Company.

Operating Lease
On March 12, 2008, the Company entered into a lease agreement for 2,032 square feet of office space in Maynard, Massachusetts. The office space is intended to be used by the Company’s marketing department. The term of the lease is for approximately 18 months, commencing on March 15, 2008 and terminating on August 31, 2009. The lease calls for monthly rental payments of $2,371, with such amount being prorated for March 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, as amended, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

The weaknesses that we identified related to the fact that that there was a lack of segregation of duties at the Company due to the small number of employees dealing with general, administrative and financial matters, our overall financial reporting structure and current staffing levels were not sufficient to support our financial reporting requirements, and we lacked the internal expertise required to apply complex accounting principles relating to specialized accounting issues.

To mitigate these risks, the Chairman of our Board of Directors, along with our Chief Executive Officer, President, and Executive Vice President, were assigned to perform duties related to our financial reporting obligations, specifically in relation to reviewing and approving all material contracts, transactions and complex accounting issues. These individuals are also responsible for reviewing and approving periodic financials and the information required to be disclosed by the Company in all reports we have and will file under the Exchange Act. Furthermore, during the third quarter of 2007, under the direction of our Board of Directors and our Chief Executive Officer, we engaged the services of a consulting firm to address the need to support the complexity of our financial reporting requirements and application of complex accounting principles.

Although the improvements we have made in our financial reporting processes have enabled us to (a) record, process and summarize transactions within the timeframes required to timely file our reports under the SEC's rules, and (b) better plan transactions that involve the application of complex accounting principles, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness.

We believe that the changes we have made in our financial reporting procedures have enabled us to substantially reduce previous financial reporting risks that existed as a result of our limited resources. We are continuing to evaluate our risks and resources. We intend to make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness and will make appropriate disclosures regarding any observations and changes as required in future periods.

Our management, including our Chief Executive Officer and Principal Financial Officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Attestation Report of the Registered Public Accounting Firm/Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm with respect to our internal controls due to a transition period established by rules of the SEC for newly public companies. The Company completed a merger with RedRoller, Inc., a privately-held company, on November 13, 2007 in a transaction accounted for as a reverse merger with RedRoller, Inc. deemed to be the company’s “acquirer” for accounting and financial reporting purposes. For the purposes of applying the requirements of Item 308 of Regulation S-K, RedRoller, Inc. as the Company’s “acquirer,” will provide these reports beginning with the year ending December 31, 2008.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2008 annual meeting of stockholders (the “2008 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stamford, State of Connecticut on March 31, 2008.

REDROLLER HOLDINGS, INC.

By:	/s/ C. Andrew Brooks
C. Andrew Brooks
Executive Vice President, Treasurer, Assistant Secretary and Treasurer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael T. Tribolet  and C. Andrew Brooks, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/S/ Michael T. Tribolet	March 28, 2008
Michael T. Tribolet Chief Executive Officer (Principal Executive Officer)
/S/ C. Andrew Brooks	March 28, 2008
C. Andrew Brooks Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
/S/ William Van Wyck	March 28, 2008
William Van Wyck President and Director
/S/ Robert J. Crowell	March 28, 2008
Robert J. Crowell Chairman of the Board of Directors
/S/ Ronald Rose	March 28, 2008
Ronald Rose Director
/S/ T. Kendall Hunt	March 28, 2008
T. Kendal l Hunt Director
/S/ John P. Pavia III	March 28, 2008
John P. Pavia III Director
/S/ Terrance Quinn	March 28, 2008
Terrance Quinn Director

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1*	Merger Agreement by and among Mark A. Taylor, Taylor Systems Engineering Corporation, Red Roller, Inc. and RedRoller Merger Sub, Inc., dated as of March 11, 2005 (the “TSE Merger Agreement”).

2.2*	Amendment No. 1 to TSE Merger Agreement, dated as of November __, 2005.

2.3
Agreement and Plan of Merger, dated October 22, 2007, by and between RedRoller Corp. and RedRoller Holdings Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 29, 2007).

2.4
Agreement and Plan of Merger and Reorganization, dated as of November 13, 2007, among RedRoller Holdings, Inc., RedRoller, Inc. and RedRoller Acquisition Corp. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 13, 2007).

3.1	Certificate of Amendment to Articles of Incorporation of Aslahan Enterprises Ltd. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 29, 2007).

3.2	Certificate of Incorporation of RedRoller Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 29, 2007).

3.3
Certificate of Amendment to Certificate of Incorporation of RedRoller Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 7, 2007).

3.4	By-laws of RedRoller Holdings, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed October 29, 2007)

10.1	Form of Warrant of RedRoller Holdings, Inc., dated as of November 13, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 20, 2007).

10.2	Form of Lock-Up Agreement, dated as of November 13, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.3
Split-Off Agreement, dated as of November 13, 2007 by and among RedRoller holdings, Inc., Tina Sangha and Aslahan Web Services, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.4	Registration Rights Agreement, dated as of November 13, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed November 20, 2007).

10.5
Form of Director and Executive Officer Indemnification Agreement, dated as of November 13, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 13, 2007).

Exhibit Number	Description of Document

10.6
Employment Agreement effective as of July 11, 2007 by and between William Van Wyck and RedRoller, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.7
Employment Agreement effective as of  July 11, 2007 by and between Robert J. Crowell and RedRoller, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.8
Employment Agreement effective as of August 1, 2007 by and between C. Andrew Brooks and RedRoller, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.9
Employment Agreement effective as of July 11, 2007 by and between Jason T. Ordway and RedRoller, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.10
Employment Agreement effective as of August 29, 2007 by and between Richard Turcott and RedRoller, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.11
Employment Agreement effective as of December 31, 2005 by and between Mark A. Taylor and RedRoller, Inc. (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.12*	Employment Agreement effective as of March 17, 2008 by and between Michael T. Tribolet and RedRoller Holdings, Inc.

10.13	2007 Stock Option and Stock Incentive Plan of RedRoller Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2007).

10.14
Placement Agent Agreement, dated as of October 17, 2007 by and between RedRoller Holdings, Inc., RedRoller, Inc. and Joseph Gunnar & Co., LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.15*	Letter Agreement dated as of November 28, 2007 by and between Burnam Hill Partners and RedRoller Holdings, Inc.

10.16
Form of Institutional Investor Subscription Agreement, dated as of November 13, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed November 20, 2007).

10.17	Form of Retail Investor Subscription Agreement, dated as of November 13, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2007).

Exhibit Number	Description of Document

14	Code of Ethics of RedRoller Holdings, Inc. (incorporated herein by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed November 13, 2007).

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney (incorporated herein by reference to the signature page of this Annual Report on Form 10-K).

*	Filed herewith.