Form 10-K/A
period 2007-12-31
RedRoller Holdings, Inc.
filed 2008-04-29
CIK 1360849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to the RedRoller Holdings, Inc. Annual Report on Form 10-K for the period ending December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Form 10-K”) to amend Items 10 through 14 of Part III of the Original Form 10-K to include the information required by such items because the Registrant’s proxy statement relating to the 2008 annual meeting of stockholders will not be filed before April 29, 2008 (i.e. within 120 days after the end of the Registrant’s 2007 fiscal year).  Certain portions of the Registrant's definitive proxy statement relating to the 2008 annual meeting of stockholders were initially incorporated by reference in Items 10 through 14 of Part III of the Original Form 10-K.  In addition, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14 certifications and written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

For the convenience of the reader, this Amendment No. 1 on Form 10-K/A sets forth the Original Form 10-K in its entirety and includes the changes described above.  Other than the revisions referred to above, all of the information included in the Original Form 10-K remains unchanged.  This Amendment No. 1 on Form 10-K/A is not intended to, nor does it, reflect events occurring after the date of the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Position

Michael T. Tribolet	39	Chief Executive Officer
William J. Van Wyck	41	President and Director
Robert J. Crowell	56	Chairman of the Board of Directors
Terrance Quinn	50	Director
Ronald V. Rose	57	Director
T. Kendall Hunt	64	Director
John P. Pavia	44	Director
Jason T. Ordway	34	Chief Information Officer and Secretary
Richard Turcott, Jr.	40	Chief Marketing Officer
Mark A. Taylor	51	Chief Logistics Officer
C. Andrew Brooks	34	Executive Vice President, Assistant Secretary and Treasurer

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected by the board of directors and serve at the discretion of the board.  There are no family relationships between any of our directors or officers.

Biographies

Michael T. Tribolet, Chief Executive Officer.  Mr. Tribolet was appointed as Chief Executive Officer of RedRoller Holdings, Inc. in March of 2008.  Prior to this time, Mr. Tribolet served as President of Vonage America Inc., a subsidiary of Vonage Holdings Corp. (NYSE: VG), a leading provider of VoIP services. During his tenure at Vonage, from 2003 to 2007, Tribolet was instrumental in growing the company’s customer base from 10,000 to over 2,000,000 subscribers and annual revenue from $2,000,000 to more than $650,000,000.  From 2000 to 2003, Mr. Tribolet was Vice President of Operations for Dialpad Communications, a pioneer in VoIP communications later acquired by Yahoo!, Inc. (NASDAQ: YHOO). Mr. Tribolet holds a Bachelor of Arts degree in Communication from Arizona State University.

William J. Van Wyck, President, Director.  Mr. Van Wyck has served as the President, Chief Executive Officer and Director of RedRoller, Inc. since its inception and was appointed as the President and a Director of RedRoller Holdings, Inc. in November 2007 in connection with the Merger. Mr. Van Wyck also served as the Chief Executive Officer of RedRoller Holdings, Inc. prior to Michael Tribolet’s appointment to that position in March of 2008. Prior to founding RedRoller, Inc., Mr. Van Wyck co-founded Computer Specialties, Inc. (“CSI”), a Northeast-based computer and network systems integrator, in 1990. CSI was profitable from inception through the time it was acquired by Elcom International, Inc. (“Elcom”) in October 1994. Mr. Van Wyck retired from Elcom in 1996 to complete a global circumnavigation on his sailboat while being tracked by his companion website www.outofbounds.com, which followed his journey virtually over the Internet.  From 1999 through spring of 2003, Mr. Van Wyck was President and CEO of the Hearth Kitchen Company (“HKC”), where he introduced a patented kitchen oven device in the kitchen products industry. Mr. Van Wyck expanded HKC from concept through several financing rounds and implemented national marketing and distribution. During 2003, Mr. Van Wyck positioned new management and resigned from HKC to develop the RedRoller concept.

Robert J. Crowell, Chairman of the Board of Directors.  Mr. Crowell has served as Chairman of the Board Directors of RedRoller, Inc. since March 2005, and was appointed as the Chairman of the Board of Directors of RedRoller Holdings, Inc. in connection with the closing of the Merger. Mr. Crowell is also the founder of Elcom International, Inc., a Massachusetts-based eCommerce company which became publicly-held in 1995. He served as the Chairman of the Board of Directors and Chief Executive Officer of Elcom since its inception in 1992. Mr. Crowell stepped down as CEO of Elcom on December 20, 2005 and resigned as Chairman of Elcom in April 2006, which allowed him to devote significantly more of his time to RedRoller, Inc. Since 1977 and prior to Elcom, Mr. Crowell founded and managed several companies in the PC and technology industries. From May 1990 to April 1992, Mr. Crowell was the Chairman, and, from May 1990 to January 1992, he was also Chief Executive Officer of JWP Information Services, Inc., a subsidiary of JWP INC. (“JWP”), which, with three foreign subsidiaries, generated approximately $1.4 billion in 1992 revenues.  From 1983 to 1990, Mr. Crowell was the Chairman and Chief Executive Officer of NEECO, Inc. (“NEECO”), a publicly held national PC remarketer, which was acquired by JWP (forming JWP Information Services, Inc.) in May 1990 for approximately $100 million.  From 1977 to 1983, Mr. Crowell founded and managed New England Electronics Co., Inc. (which was renamed NEECO and became a public company in 1986) and Microamerica Distributing Co., Inc. (“Microamerica”), a PC products distributor which Mr. Crowell founded in 1979 as a subsidiary of NEECO. Microamerica was sold to AGS Software, which in turn was purchased by NYNEX. Microamerica was spun off and subsequently merged with Softsel to form Merisel, a PC products distributor. In 1980, Mr. Crowell also founded Professional Software, Inc., a PC-based word processing and database software company which was sold in 1986.  Mr. Crowell holds a Magna Cum Laude Bachelor of Science degree in Accounting from the University of Massachusetts and is a Vietnam veteran.

Jason T. Ordway, Chief Information Officer and Secretary.  Mr. Ordway has served as the Chief Information Officer and Secretary of RedRoller, Inc. since March, 2005 and was appointed as the Chief Information Officer and Secretary of RedRoller Holdings, Inc. in connection with the closing of the Merger.  Mr. Ordway previously worked for JPMorgan Chase & Co., where he managed the merger integration technology team. Mr. Ordway was also previously the Vice President of Technology for Weightwatchers.com, where he built a global weight loss program online for the Weight Watchers brand. During his tenure, Mr. Ordway created and operated the premier destination for a subscription-based weight loss site, including management responsibility for a staff of 42 technology resources for building and supporting the effort. Mr. Ordway also built the website and IT infrastructure for Outpost.com. Other technology management positions held by Mr. Ordway include CNN Financial News (cnnfn.com), Outpost.com, and Y&R New York, where Mr. Ordway consulted for 7up.com, Dr. Pepper.com, CBS.com, Healthfront.net and GoArmy.com. Mr. Ordway holds a Bachelor of Arts degree in Communications from Loyola College in Baltimore, MD.

Richard Turcott, Chief Marketing Officer. Mr. Turcott  has served as the Chief Marketing Officer of RedRoller, Inc. since August, 2007 and was appointed as the Chief Marketing Officer of RedRoller Holdings, Inc. in connection with the closing of the Merger.  Mr. Turcott is responsible for our overall marketing strategy including customer acquisition, customer retention and brand development.  Mr. Turcott’s last major position was as the Chief Marketing Officer of Constant Contact, the world’s leading e-mail marketing company. In this position, he created the marketing strategy, programs and team that grew the company from 25,000 to 95,000 small business customers in less than two years. In 1997, Mr. Turcott was hired as an original member of the Lycos, Inc. product marketing team, and later became Director of Direct Marketing, Loyalty & Retention Programs.  He designed and launched the "Lycos Rewards" program that attracted over 40,000 subscribers in 12 months. Mr. Turcott has also held Vice President of Marketing positions at Genesys Conferencing and M/C Communications, LLC. Mr. Turcott holds a Bachelor of Arts degree in Business Management from Assumption College and an MBA from Northeastern University.

Mark A. Taylor, Chief Logistics Officer. Mr. Taylor has served as the Chief Logistics Officer for RedRoller, Inc. since 2005 and was appointed as the Chief Logistics Officer of RedRoller Holdings, Inc. in connection with the closing of the Merger.  Mr. Taylor is one of the nation’s leading authorities on utilizing technology to increase productivity in shipping and mailroom operations, with three decades of experience consulting for hundreds of organizations. Mr. Taylor is the founder of Taylor Systems Engineering Corporation and the author of two books on the subject of computerized shipping systems. Mr. Taylor is also a frequent contributor to numerous industry publications. Mr. Taylor is often a speaker at major industry events, including Frontline Solutions, Parcel Shipping and Distribution Expo, the National Conference on Operations &

Fulfillment, the National Postal Forum, Council of Logistics Management and the Parcel Logistics Expo. Mr. Taylor writes a monthly column for Parcel Shipping & Distribution magazine and has input to certain news media vehicles, including the New York Times and ABC News, where he was featured as a ‘shipping authority’ informing viewers on the best way to ship packages. In December 2005, Mr. Taylor was named a Distinguished Logistics Professional by the American Society of Transportation and Logistics. Mr. Taylor is a member of the International Council on Systems Engineering, the Council of Logistics Management and The Executive Committee. Mr. Taylor holds a Bachelor of Science degree in Management and Computers from William James College and received his MBA from the University of Phoenix. Mr. Taylor is also a part-time professor at Rushmore University.

C. Andrew Brooks, Executive Vice President, Treasurer and  Assistant Secretary. Mr. Brooks has served as the Executive Vice President, Assistant Secretary and Treasurer of RedRoller, Inc. since October, 2005 and was appointed as the Executive Vice President, Assistant Secretary and Treasurer of RedRoller Holdings, Inc. in connection with the closing of the Merger. Mr. Brooks is responsible for operations and strategic and affiliate partner relationships for our business. Mr. Brooks joined the Company from The Nasdaq Stock Market, Inc., where he worked as a Managing Director in the business development group and built NASDAQ’s program for outreach to the venture capital and private equity investment communities. Prior to NASDAQ, Mr. Brooks spent five years as an Associate with Crescendo Venture Management, LLC in Palo Alto, CA. Mr. Brooks began his career as a financial reporter for Bloomberg News and later as a research associate on J.P. Morgan’s communications equipment equity research team. Mr. Brooks holds a Bachelor of Arts degree in English literature from Columbia University.

Terrance Quinn, Director. Mr. Quinn has served as a Director of RedRoller, Inc. since August, 2005 and was appointed as a member of our Board of Directors in connection with the closing of the Merger.  Mr. Quinn has more than 25 years of experience in developing operations and sales capabilities for companies. Mr. Quinn operates his own consulting firm and was previously the Executive Vice President of F&S Oil Company where from 2004 to March 2008, he oversaw operations and sales. In conjunction with F&S Oil Company, Mr. Quinn co-founded CT Bio Energy a producer of Biodiesel, in February 2007.  In 1990, Mr. Quinn founded CSI with Mr. Van Wyck. From 1990 to 1994 and from 1994 to 1998, he managed direct sales of over $1 billion of personal computers and related services for CSI and then Elcom.  After retiring from Elcom in 1998, he co-founded Connecticut Sports Institute, LLC, a baseball training facility and in 2000 founded QS Consulting, Inc., a business consulting firm.  Mr. Quinn holds a Bachelor of Arts degree in Economics from Eastern Connecticut State University.

Ronald V. Rose, Director. Mr. Rose was appointed as a member of our Board of Directors in connection with the closing of the Merger.  Mr. Rose serves as the Chief Information Officer of priceline.com. Prior to joining priceline.com in March of 1999, he was Chief Technology Officer for Standard & Poor’s (“S&P”) Retail Markets and led the development of many of that company’s Internet initiatives, including Xpresso, which is the leading JAVA financial desktop application. Before joining S&P, Mr. Rose led two successful technology startups that focused on telecommunications and technology consulting. Mr. Rose has also been a technology consultant and began his career with Delta Air Lines focusing on transaction systems. Mr. Rose holds a Bachelor of Science degree from Tulane University and the University of Aberdeen Scotland. He received a Master’s of Science in Information Technology from the Georgia Institute of Technology.

T. Kendall Hunt, Director. Mr. Hunt was appointed to our Board of Directors in December 2007. Ken is Founder, Chairman of the Board and Chief Executive Officer of VASCO Data Security International, Inc. (Nasdaq: vdsi).   VASCO is an international organization, doing business in over 110 countries that develops and sells strong authentication products used to protect users doing on-line transactions over the Internet.  VASCO’s most significant market is banking and finance with over 950 of the world’s leading financial institutions as customers.  Total customer count, including healthcare, businesses of all types, government, Internet commerce and others, exceeds 6,000.  He is also affiliated with several high-tech early-stage companies, serving as a member of their Board of Directors.  Ken is President of the Belgian Business Club of Chicago, and a member of The Economic Club of Chicago.  Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U. S.  He holds an MBA from Pepperdine University, Malibu, California, and a BBA from the University of Miami, Florida.

John P. Pavia, Director.  Mr. Pavia was appointed to our Board of Directors in December 2007. Mr. Pavia most recently was Vice President, Deputy General Counsel and Assistant Secretary for R.R. Donnelley & Sons Company.  Prior to that position he was the Senior Vice President of The Innovation Group/Huon Corporation where he served as the senior executive for operations and chief legal officer.  Before that assignment, Mr. Pavia was a principal with Levy & Droney, P.C., a legal firm focusing on mid-sized businesses where he was responsible for providing clients with legal advocacy on corporate and commercial matters. Prior to that position, he was the Assistant District Attorney for the King’s County District Attorney’s office in Brooklyn, New York.  Before that position, Mr. Pavia was an associate with Kelley Drye & Warren, where he provided legal services to the firm’s clients. Mr. Pavia is an Adjunct Professor of Law at Quinnipiac University School of Law and holds Juris Doctor Degree from the American University School of Law in Washington D.C. and a Bachelor’s Degree in history from Duquesne University.

Code of Ethics

We have adopted a Code of Ethics applicable to each of our officers, directors and employees, including our Chief Executive Officer and Principal Financial and Accounting Officer.  A copy of our Code of Ethics is included as an exhibit to this Annual Report on Form 10-K.  We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

Audit Committee of Board of Directors

The Audit Committee of our Board of Directors was formed by the Board subsequent to the closing of the Merger.  The Audit Committee is currently comprised of Messrs. Quinn, Pavia and Crowell.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table (1)(2)

The following table sets forth information regarding the compensation paid to Tina Sangha, the Company’s President and Chief Executive Officer prior to the closing of the Merger, William Van Wyck, the Company’s President and Chief Executive Officer subsequent to the closing of the Merger, as well as to our four most highly paid executive officers during our last two completed fiscal years.  We refer to these individuals as the named executive officers or “NEOs.” Each of the NEOs, except for Ms. Sangha, is entitled to certain payments in connection with resignation, termination, and/or a change in control as described more fully below under the heading “Employment Agreements with Named Executive Officers.”

Name and Principal Position	Year	Annual Salary ($)	Bonus ($)	Option Awards(a) ($)	Total ($)
Tina Sangha President and Chief Executive Officer(3)	2006 2007	— —	— —	— —	— —
William Van Wyck President and Chief Executive Officer(4)	2006 2007	$253,710 $223,508	— $30,000	— $106,171	$253,710(5) $359,679
Robert J. Crowell Chairman of the Board of Directors	2006 2007	$147,000 $140,889	— $30,000	— $53,085	$147,000 $223,974
Mark Taylor Chief Logistics Officer	2006 2007	$248,797 $244,004	— —	$8,327 $28,638	$257,124 $252,642
C. Andrew Brooks Executive Vice President, Assistant Secretary and Treasurer	2006 2007	$157,753 $188,130	— $20,000	$433,160 $84,312	$590,913 $292,442
Jason Ordway Chief Information Officer	2006 2007	$152,100 $185,738	— $20,000	$705,650 $56,208	$857,750 $291,946

(a)
On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant.  The value of stock options granted to employees and directors is estimated using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  We have selected the Black-Scholes option pricing model as its method of valuing share-based payments under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R.  As we did not issue any employee share-based payments prior to January 1, 2006, there was no unrecognized compensation costs in any prior periods. Compensation expense is generally recognized on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values.

(1)	Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2006 and 2007. All other columns have been omitted.
(2)	The total value of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table.
(3)	Ms. Sangha resigned as our President and Chief Executive Officer in connection with the closing of the Merger.
(4)
Mr. Van Wyck was appointed as our Chief Executive Officer in connection with the closing of the Merger and, thereafter, served in such position for the remainder of the fiscal year ended December 31, 2007 and until March 17, 2008 when Michael Tribolet was appointed to such position. Mr. Van Wyck continues to serve as our President.

(5)	Includes $60,000 payment for accrued salary balance as of December 31, 2005.

The compensation information for Messrs. Van Wyck, Crowell, Taylor, Brooks and Ordway set forth in the table above includes compensation paid to these individuals in their capacities as employees of RedRoller, Inc. prior to the closing of the Merger in November 2007.  In connection with the closing of the Merger, all of the stock options issued and outstanding by RedRoller, Inc. to Messrs. Van Wyck, Crowell, Taylor, Brooks and Ordway were exchanged for options to purchase shares of our common stock in accordance with the terms of the Merger.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of our NEOs except for Ms. Sangha.

William Van Wyck

We are party to an employment agreement, dated July 11, 2007, with William Van Wyck to serve as our President, pursuant to which Mr. Van Wyck is entitled to receive an annual base salary of $220,000.  The agreement’s initial term expires on July 11, 2010 and shall then automatically renew for additional two-year periods unless we notify Mr. Van Wyck in writing within 30 days after the date which is one year prior to the then current employment period that we do not wish to renew Mr. Van Wyck’s contract.  On an annual basis, during the first 120 days of the fiscal year (following the preparation of our annual financial statements), our board of directors (with Mr. Van Wyck abstaining) will review and may increase, but not decrease, Mr. Van Wyck’s base salary and benefits based upon Mr. Van Wyck’s performance, the results of our operations and other relevant or associated factors.  The agreement contains covenants not to compete during the term of Mr. Van Wyck’s employment and generally for five years thereafter.  The agreement also provides for a quarterly bonus of $15,000 based on written performance objectives defined by our board of directors or a committee thereof.  In the event that Mr. Van Wyck’s employment is terminated by us without cause (as defined in the agreement) or Mr. Van Wyck resigns his employment for good reason upon a change of control (as such terms are defined in the agreement), (i) Mr. Van Wyck will receive a severance payment equal to three times his then annual base salary with 50% of such severance payment being paid promptly in a lump sum and the remaining 50% of such severance payment being payable in 12 equal monthly installments, without interest, (ii) all stock options to purchase shares of our common stock owned by Mr. Van Wyck shall become immediately vested and exercisable for up to the longer of five years after the termination of Mr. Van Wyck’s employment or the remainder of the stock option period provided for in the 2007 Plan, and (iii) for a five year period after the termination of Mr. Van Wyck’s employment, Mr. Van Wyck shall be entitled to insurance benefits continuation.

Robert J. Crowell

We are a party to an employment agreement, dated July 11, 2007, with Robert J. Crowell to serve as the Chairman of our Board of Directors, pursuant to which Mr. Crowell is entitled to receive an annual salary of $140,000.  The agreement’s initial term expires on July 11, 2010 and shall then automatically renew for additional two-year periods unless we notify Mr. Crowell in writing within 30 days after the date which is one year prior to the then current employment period that we do not wish to renew Mr. Crowell’s contract.  On an annual basis, during the first 120 days of the fiscal year (following the preparation of our annual financial statements), our board of directors (with Mr. Crowell abstaining) will review and may increase, but not decrease, Mr. Crowell’s base salary and benefits based upon Mr. Crowell’s performance, the results of our operations and other relevant or associated factors.  The agreement contains covenants not to compete during the term of Mr. Crowell’s employment and generally for five years thereafter.  In the event that Mr. Crowell’s employment is terminated by us without cause (as defined in the agreement) or Mr. Crowell resigns his employment for good reason upon a change of control (as such terms are defined in the agreement), (i) Mr. Crowell will receive a severance payment equal to three times his then annual base salary with 50% of such severance payment being paid promptly in a lump sum and the remaining 50% of such severance payment being payable in 12 equal monthly installments, without interest, (ii) all stock options to purchase shares of our common stock owned by Mr. Crowell shall become immediately vested and exercisable for up to the longer of five years after the termination of Mr. Crowell’s employment or the remainder of the stock option period provided for in the 2007 Plan, and (iii) for a five year period after the termination of Mr. Crowell’s employment, Mr. Crowell shall be entitled to insurance benefits continuation.

C. Andrew Brooks

We are a party to an employment agreement, dated August 1, 2007, with C. Andrew Brooks to serve as our Executive Vice President, pursuant to which Mr. Brooks is entitled to receive an annual salary of $180,000.  The agreement’s initial term expires on August 1, 2010 and shall then automatically renew for additional one-year periods unless we notify Mr. Brooks in writing within 30 days after the date which is one year prior to the then current employment period that we do not wish to renew Mr. Brooks’s contract.  On an annual basis, during the first 120 days of the fiscal year (following the preparation of our annual financial statements), our board of directors will review and may increase, but not decrease, Mr. Brooks’s base salary and benefits based upon Mr. Brooks’s performance, the results of our operations and other relevant or associated factors.  The agreement contains covenants not to compete during the term of Mr. Brooks’s employment and generally for two years thereafter.  The agreement also provides for a minimum quarterly bonus of $10,000 based on written performance objectives defined by our Board of Directors or a committee thereof.  In the event that Mr. Brooks’s employment is terminated by us without cause (as defined in the agreement) or Mr. Brooks resigns his employment for good reason upon a change of control (as such terms are defined in the agreement), (i) Mr. Brooks will receive a severance payment equal to two times his then annual base salary with 50% of such severance payment being paid promptly in a lump sum and the remaining 50% of such severance payment being payable in 12 equal monthly installments, without interest, (ii) all stock options to purchase shares of our common stock owned by Mr. Brooks shall become immediately vested and exercisable for up to the longer of five years after the termination of Mr. Brooks’s employment or the remainder of the stock option period provided for in the 2007 Plan, and (iii) for a five year period after the termination of Mr. Brooks’s employment, Mr. Brooks shall be entitled to insurance benefits continuation.

Jason Ordway

We are a party to an employment agreement, dated July 11, 2007, with Jason Ordway to serve as our Chief Information Officer, pursuant to which Mr. Ordway is entitled to receive an annual salary of $180,000.  The agreement’s initial term expires on July 11, 2010 and shall then automatically renew for additional one-year periods unless we notify Mr. Ordway in writing within 30 days after the date which is one year prior to the then current employment period that we do not wish to renew Mr. Ordway’s contract.  On an annual basis, during the first 120 days of the fiscal year (following the preparation of our annual financial statements), our board of directors will review and may increase, but not decrease, Mr. Ordway’s base salary and benefits based upon Mr. Ordway’s performance, the results of our operations and other relevant or associated factors.  The agreement contains covenants not to compete during the term of Mr. Ordway’s employment and generally for three years thereafter.  The agreement also provides for a quarterly bonus of $10,000 based on written performance objectives defined by our board of directors or a committee thereof.  In the event that Mr. Ordway’s employment is terminated by us without cause (as defined in the agreement) or Mr. Ordway resigns his employment for good reason upon a change of control (as such terms are defined in the agreement), (i) Mr. Ordway will receive a severance payment equal to two times his then annual base salary with 50% of such severance payment being paid promptly in a lump sum and the remaining 50% of such severance payment being payable in 12 equal monthly installments, without interest, (ii) all stock options to purchase shares of our common stock owned by Mr. Ordway shall become immediately vested and exercisable for up to the longer of five years after the termination of Mr. Ordway’s employment or the remainder of the stock option period provided for in the 2007 Plan, and (iii) for a five year period after the termination of Mr. Ordway’s employment, Mr. Ordway shall be entitled to insurance benefits continuation.

Mark Taylor

We are a party to an employment agreement, dated December 31, 2005, with Mark Taylor to serve as our Chief Logistics Officer and as President of Taylor Systems Engineering Corporation, our wholly-owned subsidiary, pursuant to which Mr. Taylor is entitled to receive an annual salary of $250,000.  The agreement’s initial term expires on December 31, 2008.  On an annual basis, during the first 120 days of the fiscal year, our board of directors will review and may increase, but not decrease, Mr. Taylor’s base salary and benefits based upon Mr. Taylor’s performance, the results of our operations and other relevant or associated factors.  The agreement contains covenants not to compete during the term of Mr. Taylor’s employment and generally for 18 months thereafter.  In the event that Mr. Taylor’s employment is terminated by us without cause (as defined in the agreement), (i) Mr. Taylor will receive a severance payment equal to the greater of (A) one year’s base salary or (B) the amount of base salary then yet to be paid to Mr. Taylor for the remainder of the term of his employment agreement, provided that in no event shall the amount of such severance payment exceed an amount equal to two years’ base salary, (ii) all stock options to purchase shares of our common stock owned by Mr. Taylor shall become immediately vested and exercisable for up to the longer of three years after the termination of Mr. Taylor’s employment or the remainder of the stock option period provided for in the 2007 Plan, and (iii) for a one year period after the termination of Mr. Taylor’s employment, Mr. Taylor shall be entitled to insurance benefits continuation.  In the event that Mr. Taylor resigns his employment for good reason upon a change of control (as such terms are defined in the agreement), (i) Mr. Taylor will receive a severance payment equal to two times his annual base salary with 50% of such severance payment being paid promptly in a lump sum and the remaining 50% of such severance payment being payable in 12 equal monthly installments, without interest, (ii) all stock options to purchase shares of our common stock owned by Mr. Taylor shall become immediately vested and exercisable for up to the longer of three years after the termination of Mr. Taylor’s employment or the remainder of the stock option period provided for in the 2007 Plan, and (iii) for a two year period after the termination of Mr. Taylor’s employment, Mr. Taylor shall be entitled to insurance benefits continuation.

Equity Compensation

General

All of our employees and directors are eligible to receive stock options and/or shares of restricted stock under our 2007 Stock Option and Stock Incentive Plan.  We have historically granted only stock options under the 2007 Plan.  We have granted stock options to purchase shares of common stock to each of our NEOs except for Ms. Sangha.  A summary of the material terms of these stock options is included in the footnotes to the table included below in the section entitled “Outstanding Equity Awards at 2007 Fiscal Year-End.”

Modifications to Outstanding Equity Compensation Awards

On April 11, 2007, the Board of Directors of RedRoller, Inc. approved a modification to the exercise price and vesting dates for all stock options issued and outstanding to employees, directors and consultants of RedRoller, Inc.  As a result of this modification, the exercise price of all such stock options was decreased to $0.23 per share and the vesting of all such stock options was accelerated such that the stock options became fully exercisable on such date.  In connection with the closing of the Merger, all such stock options were exchanged for options to purchase shares of our common stock in accordance with the terms of the Merger.

Outstanding Equity Awards at 2007 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2007.  Certain option and stock awards provide for accelerated vesting in full upon a corporate change in control.  For more information on these acceleration provisions, please refer to the footnotes to the table below.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tina Sangha(2)	—	—	—	—
William Van Wyck(3)	—	560,061(4)	$0.23	August 1, 2017
Robert J. Crowell	1,044,348	280,030(5)	$0.23 $0.23	March 28, 2015 August 1, 2017
Mark Taylor	52,034 22,073 3,031		$023 $0.23 $0.23	June 30, 2015 December 15, 2015 November 22, 2016
		164,724(6)	$0.23	August 4, 2017

C. Andrew Brooks	214,141	444,754(7)	$0.23 $0.23	April 7, 2016 August 1, 2017
Jason Ordway	362,292	296,503(8)	$0.23 $0.23	April 7, 2016 August 1, 2017

(1)	Includes only those columns for which there are outstanding equity awards at December 31, 2007. All other columns have been omitted.
(2)	Ms. Sangha resigned as our President and Chief Executive Officer in connection with the closing of the Merger.
(3)
Mr. Van Wyck was appointed as our Chief Executive Officer in connection with the closing of the Merger and, thereafter, served in such position for the remainder of the fiscal year ended 2007 and until March 17, 2008 when Michael Tribolet was appointed to such position.  Mr. Van Wyck continues to serve as our President.

(4)
Remaining shares subject to option vest in two equal increments on August 1, 2008 and 2009.  All remaining shares subject to option become immediately exercisable in full upon a corporate change in control.

(5)
Remaining shares subject to option vest in two equal increments on August 1, 2008 and 2009.  All remaining shares subject to option become immediately exercisable in full upon a corporate change in control.

(6)
Remaining shares subject to option vest in four equal increments on August 4, 2008, 2009, 2010 and 2011.  All remaining shares subject to option become immediately exercisable in full upon a corporate change in control.

(7)
Remaining shares subject to option vest as follows: 115,306 – August 1, 2008, 115,306 – August 1, 2009, 115,306 – August 1, 2010 and 98,836 – August 1, 2011.  All remaining shares subject to option become immediately exercisable in full upon a corporate change in control.

(8)
Remaining shares subject to option vest as follows: 98,836 – August 1, 2008, 65,889 – August 1, 2009, 65,889 – August 1, 2010 and 65,889 – August 1, 2011.  All remaining shares subject to option become immediately exercisable in full upon a corporate change in control.

Compensation of Directors

The Compensation Committee of our Board of Directors is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned by or awarded to our independent directors who served on our Board of Directors in 2007.

2007 Director Compensation(1)(2)

Name	Option Awards ($)(3)	Total ($)

Terrance Quinn	$0	$0
T. Kendall Hunt	$14,900	$14,900
Ronald V. Rose	$9,854	$9,854
Jonathan P. Pavia	$0	$0

(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to non-executive officer directors for their services in 2007. All other columns have been omitted.

(2)	The total value of all perquisites and personal benefits of each director falls below the reportable amount for disclosure within this table.

(3)
On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant.  The value of stock options granted to employees and directors is estimated using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  We have selected the Black-Scholes option pricing model as its method of valuing share-based payments under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R.  As we did not issue any employee share-based payments prior to January 1, 2006, there was no unrecognized compensation costs in any prior periods. Compensation expense is generally recognized on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values.

The director compensation disclosed above for Mr. Quinn includes compensation paid in connection with his service as a member of the Board of Directors of RedRoller, Inc. prior to the closing of the Merger.  In connection with the closing of the Merger, all of the stock options issued and outstanding by RedRoller, Inc. to Mr. Quinn were exchanged for options to purchase shares of our common stock in accordance with the terms of the Merger.

Our directors currently do not receive cash compensation for their services as members of our Board of Directors. Directors are, however, reimbursed for the reasonable out-of-pocket expenses they incur in attending meetings of the Board of Directors or Committees thereof.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding our common stock that may be issued upon exercise of options, warrants and other rights under our existing equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,180,310(1)	$0.41	2,518,513
Equity compensation plans not approved by security holders	7,870,674(2)	$ 0.61	–
Total	11,050,984	$0.55	2,518,,513

(1)
Includes options to purchase 2,783,807 shares of our common stock which were issued to former stockholders of RedRoller, Inc. in connection with the Merger in exchange for such stockholders’ options to purchase shares of RedRoller, Inc.

(2)
Consists of (i) five-year warrants to purchase 2,622,382 shares of our common stock at an exercise price of $1.28/share, (ii) five-year warrants to purchase 75,000 shares of our common stock at an exercise price of $1.29/share, and (iii) 5,173,292 options to purchase shares of our common stock at a weighted average price of $0.26/share that were granted outside of our 2007 Stock Option and Incentive Plan and not in connection with any compensation plan approved by security holders.  Additional information related to these warrants and options may found in Notes 12 and 13 to the financial statements included in this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

To the best of our knowledge, the following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2008 by:

•	each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors and nominees for director;

•	each of our NEOs; and

•	all of our directors, nominees for director and executive officers as a group.

Except as otherwise noted below, the address for each beneficial owner listed below is c/o RedRoller Holdings, Inc., Soundview Plaza, 1266 East Main Street, Stamford, Connecticut, 06902-3546.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Percentage of beneficial ownership is based on 24,842,040 shares of common stock outstanding as of March 28, 2008. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to warrants, options or rights held by that person that are currently exercisable or exercisable within 60 days of March 28, 2008, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person.

Shares Beneficially Owned
Name and, as appropriate, Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding(a)	% Total Voting Power(a)
5% Security Owners
Iroquois Master Fund Ltd.(1) 641 Lexington Avenue 26th Floor New York, NY 10022	1,808,090	7.28%	7.28%
Haywood Securities Inc. Suite 2000 - Commerce Place 400 Burrard Street Vancouver, BC V6C3A6 Canada	1,567,444	6.31%	6.31%
Richard Genovese 3537 Osler Street, Vancouver, BC V6H 2W2	1,421,156	5.72%	5.72%
Vicis Capital Master Fund(2) Tower 56, Suite 700, 126 East 56th Street, New York, NY 10005	1,350,600	5.44%	5.44%
Named Executive Officers and Directors
C. Andrew Brooks(3)	240,389	0.97%	*
Robert J. Crowell(4)	1,128,522	4.54%	4.54%
T. Kendall Hunt(5)	294,116	1.18%	1.18%
Jason Ordway(6)	448,003	1.80%	1.80%
John Pavia	32,500	0.13%	*
Ronald Rose	—	—	—
Mark A. Taylor(7)	1,150,063	4.63%	4.63%
William Van Wyck(8)	2,062,786	8.30%	8.30%
Terrance Quinn(9)	359,660	1.45%	1.45%
Tina Sangha	—	—	—
Directors and Executive Officers as a Group (9 persons)(10)	5,716,039	23.01%	23.01%

Except as indicated in the footnotes below and except as subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

*      Beneficial ownership or total voting power, as the case may be, representing less than one percent.

(a)
Based on 24,842,040 issued and outstanding shares of common stock.  Each holder of common stock shall be entitled to one vote per share of common stock on all matters submitted to a vote of stockholders, except as may otherwise be required by law.

(1)
Includes warrants to acquire 294,118 shares of common stock.  Joshua Silverman has the power to vote and dispose of the shares held of record by Iroquois Master Fund Ltd.  Mr. Silverman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(2)
Includes warrants to acquire 296,000 shares of common stock.  Jason Adelman and Michael Liss have the power to vote and dispose of the shares held of record by Vicis Capital Master Fund.  Messrs. Adelman and Liss disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(3)
Includes 214,141 shares of common stock eligible to be acquired within 60 days through the exercise of stock options and 26,248 shares of common stock held record jointly by Mr. Brooks and his wife, Margaret A. Brooks.

(4)	Includes 1,044,348 shares of common stock eligible to be acquired within 60 days through the exercise of stock options.
(5)
Includes 294,116 shares of common stock held of record by the T. Kendall Hunt Trust of which Mr. Hunt serves as trustee.  Mr. Hunt disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(6)	Includes 362,392 shares of common stock eligible to be acquired within 60 days through the exercise of stock options.
(7)	Includes 77,138 shares of common stock eligible to be acquired within 60 days through the exercise of stock options.
(8)
Includes 560,061 shares of common stock eligible to be acquired within 60 days through the exercise of stock options.  Mr. Van Wyck served as our principal executive officer until March 17, 2008, the date on which Michael Tribolet was appointed as our principal executive officer.

(9)	Includes 359,660 shares of common stock held of record jointly by Mr. Quinn and his wife, Michelle A. Quinn.
(10)	Footnotes (3) – (9) are incorporated herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Split-Off Transaction

Immediately prior to the closing of the Merger, we transferred all of our operating assets and liabilities to our wholly-owned subsidiary, Aslahan Web Services, Inc., a Nevada corporation (“AWS”).  Thereafter, in connection with the closing of the Merger, we transferred all of the issued and outstanding shares of capital stock of AWS to Tina Sangha, our majority stockholder and our sole director at the time, pursuant to a split-off agreement in exchange for the cancellation of 8,000,000 shares of our common stock held of record by Ms. Sangha, which such shares represented approximately 58% of the then outstanding shares of our common stock and all of the shares of our common stock held of record by Ms. Sangha.  This transaction was approved by both our stockholders and our Board of Directors.

Employment Agreements

We have entered into employment agreements with Messrs. Van Wyck, Crowell, Brooks, Ordway and Taylor as well as Mr. Michael Tribolet, our Chief Executive Officer, and Richard Turcott, our Chief Marketing Officer.  Summaries of the terms of the employment agreements with Messrs. Van Wyck, Crowell, Brooks, Ordway and Taylor may be found above in the section entitled “Employment Agreements with Named Executive Officers.”  Summaries of the terms of the employment agreements with Messrs. Tribolet and Turcott are included below.

Michael Tribolet

We are party to an employment agreement, dated March 17, 2008, with Michael Tribolet to serve as our Chief Executive Officer, pursuant to which Mr. Tribolet is entitled to receive an initial annual base salary of $275,000; Mr. Tribolet’s annual base salary shall increase to $370,000 upon the closing of a corporate financing transaction resulting in gross proceeds to RedRoller Holdings, Inc. of not less than $2,500,000.  The agreement’s initial term expires on March 17, 2011.  On an annual basis, during the first 150 days of the fiscal year (following the preparation of our annual financial statements), our board of directors (with Mr. Tribolet abstaining if he is then a member of our board of directors) will review and may increase, but not decrease, Mr. Tribolet’s base salary and benefits based upon Mr. Tribolet’s performance, the results of our operations and other relevant or associated factors.  The agreement contains covenants not to compete during the term of Mr. Tribolet’s employment and generally for three years thereafter.  The agreement also provides for an annual bonus of $140,000 based on written performance objectives defined by our board of directors or a committee thereof.   If Mr. Tribolet is terminated without “cause” (as such term is defined in his employment agreement) during the first 90 days of the term of his employment, we shall pay Mr. Tribolet his base salary and accrued and unused vacation earned through the effective date of his termination. In addition, 175,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully vested and, for a period of six months after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.  If Mr. Tribolet is terminated without “cause” after the first 90 days of the term of his employment but during the first year of his employment, we will pay Mr. Tribolet a separation payment equal to (i) his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of six months after the termination date; and (ii) any earned but unpaid bonuses. In addition, 500,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully vested and, for a period of one year after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.  If Mr. Tribolet is terminated without “cause” during the second year of his employment, we will pay Mr. Tribolet a separation payment equal to (i) his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of nine months after the termination date; and (ii) any earned but unpaid bonuses. In addition, 500,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully vested and, for a period of one year after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.  If Mr. Tribolet is terminated without “cause” during the third year of his employment, we will pay Mr. Tribolet a separation payment equal to (i) his base salary and accrued and unused vacation earned through the effective date of his termination; (ii) the greater of (A) the portion of his then applicable base salary otherwise payable for the remainder of the third year of the term of his employment or (B) six months of his then applicable base salary; and (iii) any earned but unpaid bonuses. In addition, 325,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully vested and, for a period of one year after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.

If Mr. Tribolet’s employment terminates for “good reason” (as such term is defined in his employment agreement), we will pay Mr. Tribolet a separation payment equal to his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of six months after the termination date. In addition, we shall grant Mr. Tribolet a fully-vested stock option to purchase 500,000 shares of our common stock.

Richard Turcott

We are a party to an employment agreement, dated August 29, 2007, with Richard Turcott to serve as our Chief Marketing Officer, pursuant to which Mr. Turcott is entitled to receive an annual salary of $165,000.  The agreement’s initial term expires on August 29, 2010 and shall then automatically renew for additional one-year periods unless we notify Mr. Turcott in writing within 30 days after the date which is one year prior to the then current employment period that we do not wish to renew Mr. Turcott’s contract.  On an annual basis, during the first 120 days of the fiscal year (following the preparation of our annual financial statements), our board of directors will review and may increase, but not decrease, Mr. Turcott’s base salary and benefits based upon Mr. Turcott’s performance, the results of our operations and other relevant or associated factors.  The agreement contains covenants not to compete during the term of Mr. Turcott’s employment and generally for five years thereafter.  The agreement also provides for a quarterly bonus of $18,750 based on written performance objectives defined by our board of directors or a committee thereof.  In the event that Mr. Turcott’s employment is terminated by us without cause (as defined in the agreement) or Mr. Turcott resigns his employment for good reason upon a change of control (as such terms are defined in the agreement), (i) Mr. Turcott will receive a severance payment equal to four months of his then annual base salary in a lump sum, (ii) all stock options to purchase shares of our common stock owned by Mr. Turcott shall become immediately vested and exercisable for up to the longer of five years after the termination of Mr. Turcott’s employment or the remainder of the stock option period provided for in the 2007 Plan, and (iii) for a five year period after the termination of Mr. Turcott’s employment, Mr. Turcott shall be entitled to insurance benefits continuation.

Transactions with Advisors

Joseph Gunnar & Co., LLC

Contemporaneous with the closing of the Merger, we issued 7,058,824 shares of our common stock and five-year warrants to purchase 1,764,706 shares of our common stock to investors in a private offering exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC for gross aggregate cash consideration to us of $6,000,000 (the “Private Placement”).  In connection with the closing of the Private Placement, we paid cash commissions totaling $291,891 and granted five-year warrants to purchase an aggregate of 352,942 shares of our common stock to Joseph Gunnar & Go. LLC (“JGUN”), the placement agent for the Private Placement.  Each of the warrants are exercisable at a purchase price of $1.28 per share of common stock.

Pursuant to a letter agreement with JGUN dated November 21, 2007, we are obligated to pay JGUN a fee equal to (i) 2% of the gross proceeds raised by us in equity or equity linked financings and (ii) 1% of gross proceeds raised by us in non-convertible debt financings.  This obligation terminates on November 13, 2008.

Burnham Hill Partners

Pursuant to a letter agreement dated November 28, 2007, we engaged Burnham Hill Partners (“BHP”), a division of Pali Capital, Inc., to act (i) as our exclusive financial advisor in connection with a strategic transaction involving us, which may include a merger or acquisition, partnership or strategic alliance (a “Strategic Transaction”), and (ii) as our exclusive placement agent in connection with any equity or debt financing transaction, or a registered direct offering pursuant to an effective registration statement filed with the SEC (each, a “Financing Transaction”).  In connection with our engagement of BHP, we are obligated to pay BHP (i) a transaction fee based upon a percentage of the total aggregate consideration paid to us in connection with a Strategic Transaction as follows: (A) three percent (3%) of up to $50,000,000 of aggregate consideration, (B) two percent (2%) of between $50,000,000 and $100,000,000 of aggregate consideration and (C) one and one-half percent (1.5%) of aggregate consideration in excess of $100,000,000; (ii) seven percent (7.0%) of the gross proceeds paid to us in an equity or equity linked financing; and (iii) four and one half percent (4.5%) of the gross proceeds paid to us in any non-convertible debt financing.  In connection with the closing of a Financing Transaction, we are also obligated to issue BHP five-year warrants to purchase the number of shares of our common stock equal to seven percent (7%) of the number of shares issued by us in such Financing Transaction, which such warrants shall be exercisable at 110% of the purchase price of the common stock issued in such Financing Transaction, or, in the case of convertible securities being issued, 110% of the conversion price of the securities issued in such Financing Transaction.  In addition, in connection with our engagement of BHP, we issued BHP a five-year warrant to purchase 75,000 shares of our common stock at an exercise price of $1.27 which is equal to 110% of the closing price of our common stock on November 27, 2007.  The term of our engagement with BHP is 18 months (the “Term”).  During the 12 months following the expiration of our engagement with BHP, BHP shall continue to be entitled to receive the fees provided for in the letter agreement in the event that we enter into a Strategic Transaction or a Financing Transaction with a party with whom BHP had significant discussions regarding a Strategic Transaction or a Financing Transaction during the Term.

In connection with the Private Placement, entities affiliated with BHP purchased 1,590,600 shares of our common stock and were issued warrants to purchase 356,000 shares of our common stock.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  For purposes of determining director independence, we have applied the definitions set out in the Marketplace Rules of the NASDAQ Stock Market.  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  Accordingly, our Board of Directors has determined that each of our directors, except for Messrs. Van Wyck and Crowell, is an “independent director” for the purposes of NASDAQ Rule 4200(a)(15) and has no relationship which, in the opinion of the our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 Accounting Fees and Services(1)

During the fiscal years ended February 28, 2007 and December 31, 2007, we paid our independent public accountant to provide professional services in the following categories and amounts:

Fee Category	Fiscal Year ended, February 28, 2007(2)	Fiscal Year ended, December 31, 2007(3)
Audit Fees	$5,500	$274,577
Audit-Related Fees(4)	$0	$0
Tax Fees(5)	$0	$0
All Other Fees	$0	$0
Total All Fees	$5,500	$274,577

(1)
Prior to the closing of the Merger, our fiscal year ended on February 28 of each calendar year.  Subsequent to the closing of the Merger, our Board of Directors changed our fiscal year to end on December 31 of each calendar year in accordance with our By-laws.

(2)	Represents payments by the Company to Fazzari + Partners LLP.
(3)	Represents payments by the Company to Marcum & Kliegman LLC.
(4)	“Audit-related fees” consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(5)	“Tax fees” consist of fees for professional services for tax compliance, tax advice and tax planning.

Pre-approval Policies and Procedures

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditor. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the specific service or category of service and is generally subject to a specific budget. The independent auditor and management are required to periodically communicate to our Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stamford, State of Connecticut on April 29 , 2008.

REDROLLER HOLDINGS, INC.

By:	/s/ Michael T. Tribolet
Michael T. Tribolet
Chief Executive Officer
(Principal Executive Officer)

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

10.17	Form of Retail Investor Subscription Agreement, dated as of November 13, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2007).

Exhibit Number	Description of Document

14	Code of Ethics of RedRoller Holdings, Inc. (incorporated herein by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed November 13, 2007).

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney (incorporated herein by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.