Form 10-Q
period 2008-03-31
RedRoller Holdings, Inc.
filed 2008-05-15
CIK 1360849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 333-133987

RedRoller Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	98-0539667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Soundview Plaza, 1266 East Main St., Stamford, CT 06902-3546
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (203) 286-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 24,842,040 shares of the registrant’s common stock issued and outstanding as of May 15, 2008 and no shares of the registrant’s preferred stock issued and outstanding as of May 15, 2008.

RedRoller Holdings, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,046,844	$3,489,116
Accounts receivable	81,878	165,926
Prepaid expenses and other current assets	127,038	131,406
Total current assets	2,255,760	3,786,448

Goodwill	1,769,611	1,769,611
Property and equipment, net	221,995	262,565
Website development costs, net	956,977	645,576
Intangible assets, net	46,844	51,102
Other assets	64,412	57,300
TOTAL ASSETS	$5,315,599	$6,572,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	342,013	391,444
Accrued expenses and other current liabilities	79,141	55,066
Deferred revenue	183,026	225,202
Note payable (net of discount of $3,377 and $8,674 as of March 31, 2008 and December 31, 2007, respectively)	196,623	191,326
Total current liabilities	800,803	863,038

Deferred tax liability	92,000	92,000
Deferred rent	25,500	17,447
TOTAL LIABILITIES	918,303	972,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 24,842,040 shares issued and outstanding at March 31, 2008 and December 31, 2007	24,842	24,842
Additional paid in capital	25,383,398	25,223,702
Accumulated deficit	(21,010,944)	(19,648,427)

TOTAL STOCKHOLDERS’ EQUITY	4,397,296	5,600,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,315,599	$6,572,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

Net sales	$291,858	$342,507

Cost of sales	192,864	186,123

GROSS PROFIT	98,994	156,384

OPERATING EXPENSES
Salaries and benefits	669,059	1,446,203
Selling, general and administrative	801,136	811,251
TOTAL OPERATING EXPENSES	1,470,195	2,257,454

LOSS FROM OPERATIONS	(1,371,201)	(2,101,070)

OTHER INCOME (EXPENSE)
Interest expense	(6,813)	—
Interest income	15,497	476
TOTAL OTHER INCOME (EXPENSE)	(8,684)	476

Loss before provision for income taxes	(1,362,517)	(2,100,594)
Provision for income taxes	—	—

NET LOSS	$(1,362,517)	$(2,100,594)

Net loss per share: basic and diluted	$(0.05)	$(0.46)

Weighted average number of shares outstanding – basic and diluted	24,842,040	4,541,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2008	24,842,040	$24,842	$25,223,702	$(19,648,427)	$5,600,117

Consulting expense recorded in connection with warrants issued to placement agent	—	—	9,683	—	9,683

Stock-based compensation	—	—	150,013	—	150,013

Net loss	—	—	—	(1,362,517)	(1,362,517)

Balance – March 31, 2008	24,842,040	$24,842	$25,383,398	$(21,010,944)	$4,397,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,362,517)	$(2,100,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,658	98,825
Stock-based compensation expense	150,013	930,398
Warrant consulting expense	9,683	—
Deferred rent amortization	8,053	—
Non-cash interest	5,297	—
Changes in operating assets and liabilities:
Accounts receivable	84,048	(16,909)
Prepaid expenses and other current assets	4,368	53,124
Security deposits	(7,112)	—
Accounts payable	(49,431)	42,498
Accrued expenses and other current liabilities	24,075	(18,746)
Deferred revenue	(42,176)	(36,467)

NET CASH USED IN OPERATING ACTIVITIES	(1,080,041)	(1,047,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,541)	(10,550)
Capitalization of website costs	(349,690)	—

NET CASH USED IN INVESTING ACTIVITIES	(362,231)	(10,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Series B(1) convertible preferred stock, net of offering costs	—	596,379
Proceeds from issuances of notes	—	200,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	796,379

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,442,272)	(262,042)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,489,116	289,483

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,046,844	$27,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – THE COMPANY

Organization and Nature of Business
RedRoller, Inc. (“RedRoller”) is an authorized reseller of carrier-based shipping services that uses a proprietary Internet-based, multi-carrier, integrated pricing comparison and shipping services system (the “RedRoller System”)that is available at no charge to the end-user. Through RedRoller’s basic software platform, customers can compare pricing established by RedRoller from multiple shipping carriers and purchase shipping services, which are then performed directly by the selected carrier following RedRoller’s transmittal of a shipping order to the carrier. RedRoller is currently enhancing and augmenting its software system to support a subscription-based service, expected to be introduced in the second quarter of 2008.

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

On November 13, 2007, RedRoller entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RedRoller Holdings, Inc. (formerly known as Aslahan Enterprises Ltd.), a Delaware corporation (“Pubco”), pursuant to which 15,527,419 issued and outstanding shares of capital stock of RedRoller were exchanged at a rate of approximately 0.6589 per share for 10,230,940 shares of common stock of Pubco, with RedRoller as the surviving entity. This share exchange was accounted for as a reverse merger and recapitalization transaction in which RedRoller is deemed to be the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements of operations and cash flows give retroactive effect of the recapitalization of RedRoller.

The condensed consolidated financial statements are those of RedRoller Holdings, Inc. and its wholly-owned subsidiaries, RedRoller and TSE.  Collectively, they are referred to as the “Company.”

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $1,362,517 for the three months ended March 31, 2008, which includes an aggregate of $268,704 of non-cash charges. Non-cash charges principally include $150,013 of stock-based compensation expense and $95,658 of depreciation and amortization. At March 31, 2008, the Company’s accumulated deficit amounted to $21,010,944. The Company had cash and cash equivalents of $2,046,844 and working capital of $1,454,957 at March 31, 2008.

The Company’s ability to continue its operations is dependent upon its ability to raise additional capital in the short term and to generate revenue and operating cash flow through the execution of its business plan.

Management believes the Company’s current level of working capital, as well as the funds it expects to generate from operations will enable it to sustain the business for a period of time that is currently less than twelve months.  The realization of the Company’s business plan is dependent upon its ability to raise capital in the near term.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it will be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, reducing its workforce and cutting overhead expenses.  The Company cannot provide any assurance that it will raise additional capital as necessary.  The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary in the event that the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The condensed consolidated financial statements include the accounts of RedRoller Holdings, Inc. and its wholly-owned subsidiaries, RedRoller and TSE.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.  These estimates and assumptions include revenue recognition, reserves and write-downs related to accounts receivable, the recoverability of long-term assets, deferred taxes and related valuation allowances and the valuation of equity instruments.

Basis of Interim Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2008, condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2008, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any future year.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2008 and December 31, 2007, the Company had cash balances in excess of federally insured limits of $1,906,383 and $3,285,876, respectively. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk.

The Company grants credit to some of its business customers, which are primarily located in the United States.  Collateral is generally not required for trade receivables.  The Company maintains allowances for potential credit losses.

Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances are made.  The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations.  To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination.  Substantially all of the Company’s accounts receivable balances were collected subsequent to March 31, 2008 and December 31, 2007. Accordingly, the Company deemed it unnecessary to establish an allowance for doubtful accounts at March 31, 2008 and December 31, 2007 based on its historical collection rates and low occurrence of credit losses.

Revenue Recognition
Customers pay for shipping services prior to the actual shipment of goods, generally when the shipping services are booked.  Customers have twenty-four hours from the point of reservation to cancel a shipment.  Revenues resulting from shipping services are recognized at the time in which the transaction is no longer cancelable.

Revenues from installation of shipping systems software are recognized at the time in which installation work is completed and the customer acknowledges its acceptance of the work.

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

Revenues from the sales of shipping supplies are recognized upon delivery.

A summary of the Company’s revenue by category is as follows:

	Three Months Ended March 31,
	2008	2007
Shipping services	$125,922	$140,374
Installation	93,549	122,278
Maintenance	69,325	73,997
Supplies	2,284	5,140
Other	778	718
Total	$291,858	$342,507

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

Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.  The computation of basic loss per share for the three months ended March 31, 2008 and 2007 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	Three Months Ended
	March 31,
	2008	2007

Options to purchase common stock	10,223,295	3,682,521
Warrants to purchase common stock	2,697,382	—
Convertible preferred stock (as if converted)	—	3,430,892
	12,920,677	7,113,413

Advertising Costs
Costs related to advertising, promotions of products and services and participation in trade shows and other marketing events are expensed as incurred. Advertising expense amounted to $172,318 and $38,697 for the three months ended March 31, 2008 and 2007, respectively. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company's condensed consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company's consolidated results of operations or financial condition. Refer to Note 12 for disclosures required by this new pronouncement.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R retains guidance of SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operation.

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

In December 2007, the SEC staff issued SAB No. 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(unaudited)

Software and other licenses	$73,994	$92,445
Maintenance agreements, insurance and other	53,044	29,934
Prepaid rent	—	9,027
	$127,038	$131,406

NOTE 5 – WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(unaudited)

Consulting fees	$660,494	$478,391
Salaries	526,218	358,631
	1,186,712	837,022
Less: accumulated amortization	(229,735)	(191,446)
Website development costs, net	$956,977	$645,576

The Company has capitalized $182,103 and $167,587 of consulting fees and salaries, respectively, during the three months ended March 31, 2008 related to the cost of enhancing its existing website. The Company expects to launch the enhanced version of its website during the second quarter of 2008. The Company estimates that the total dollar amount of the expected upgrades and enhancements will amount to approximately $1,058,000 and that the enhanced version of the website will have a useful life of approximately three years.

Amortization expense for the each of the three months ended March 31, 2008 and 2007 amounted to $38,289.

NOTE 6 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

At March 31, 2008 and December 31, 2007, goodwill and other intangible assets consist of the following:

	March 31, 2008	December 31, 2007
	(unaudited)

Goodwill	$1,769,611	$1,769,611
Amortizable intangible assets:
Customer relationships	$80,000	$80,000
Trade name	5,170	5,170
Less: accumulated amortization	(38,326)	(34,068)
Intangible assets, net	$46,844	$51,102

Amortization expense with respect to the customer relationships and trade name amounted to $4,258 for both the three months ended March 31, 2008 and 2007.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(unaudited)

Professional and consulting fees	$73,462	$–
Payroll and payroll taxes	–	38,192
Other	5,679	16,874
	$79,141	$55,066

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Registration Rights
The Company, pursuant to the terms of a registration rights agreement entered into on November 13, 2007, has agreed to file and maintain the effectiveness of a Registration Statement from the effective date until the earlier of (i) 24 months from the effective date of the Registration Statement or (ii) the date on which all securities registered under the Registration Statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the units, subject to the Company’s right to suspend or defer the use of the Registration Statement in certain events. The Company’s Registration Statement was declared effective by the SEC on May 5, 2008.

Operating Leases
On March 12, 2008, the Company entered into a lease agreement for 2,032 square feet of office space in Maynard, Massachusetts. The office space is intended to be used by the Company’s marketing department. The term of the lease is for approximately 18 months, commencing on March 15, 2008 and terminates on August 31, 2009. The lease calls for monthly rental payments of $2,371, with such amount being prorated for March 2008.

Rent expense for the three months ended March 31, 2008 and 2007 amounted to $31,878 and $43,642, respectively.  Rent expense includes $8,053 and $0 for the effects of recording expense on a straight-line basis over the term of the lease during the three months ended March 31, 2008 and 2007, respectively.

Employment Agreements
The Company has employment agreements with six of its executives for initial terms of three years, which will be renewed for an additional one to two years thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $1,135,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine and to which they may become entitled to pursuant to a bonus program. In addition, the employment agreements provide for up to thirty-nine months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to $2,105,000 at March 31, 2008.

On March 17, 2008, Michael Tribolet was appointed as the Chief Executive Officer by the Board of Directors of the Company. Mr. Tribolet’s employment agreement is effective as of March 17, 2008 and, unless earlier terminated, will expire on March 17, 2011. The agreement provides for an initial base salary of $275,000 per year, which may be increased from time to time by the Board of Directors, in its sole discretion. Mr. Tribolet is also be eligible to receive an annual bonus of up to $140,000, based upon meeting certain performance goals determined by the Board and is eligible to participate in all Company employee benefit plans.

In connection with Mr. Tribolet’s appointment as the Chief Executive Officer of the Company, the Board approved the grant of (i) a stock option (the “First Option”) to Mr. Tribolet to purchase 175,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), under the Company’s 2007 Plan, effective March 17, 2008 (the “Grant Date”), and (ii) a stock option (the “Second Option” and, together with the First Option, the “Options”) to Mr. Tribolet to purchase 1,500,000 shares of common stock, under the 2007 Plan, effective on the Grant Date. The Options will have an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the Grant Date. The First Option will vest in full 90 days after the Grant Date with accelerated vesting upon certain events as set forth in the underlying stock option agreement, assuming continued employment with the Company on the applicable vesting dates. The Second Option will vest in equal 1/3 increments annually until fully-vested with accelerated vesting upon certain events as set forth in the underlying stock option agreement, assuming continued employment with the Company on the applicable vesting dates.

Upon the one-year anniversary (the “Second Grant Date”) of Mr. Tribolet’s employment agreement, and subject to (a) the approval by the Board of Directors and (b) the prior affirmative vote of the requisite number of stockholders of the Company to increase the total number of shares of common stock eligible for issuance under the 2007 Plan by at least 3,500,000 shares, Mr. Tribolet will be granted a stock option (the “Third Option”) to purchase 1,500,000 shares of the Company’s under the 2007 Plan. The Third Option will have an exercise price equal to the closing price of the common stock on the OTC Bulleting Board on the Second Grant Date. The Third Option will vest one-third upon the one year anniversary of the Second Grant Date and quarterly thereafter in equal increments over one year until fully-vested, with accelerated vesting upon certain events as set forth in the underlying stock option agreement, assuming continued employment with the Company on the applicable vesting dates.

If Mr. Tribolet is terminated without “cause” (as such term is defined in his employment agreement with the Company) during the first 90 days of the term of his employment with the Company, the Company shall pay Mr. Tribolet his base salary and accrued and unused vacation earned through the effective date of his termination. In addition, 175,000 of the stock options granted to Mr. Tribolet that are not then exercisable shall become fully-vested, and, for a period of six months after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.

If Mr. Tribolet is terminated without “cause” during the term of his employment with the Company, the Company will pay Mr. Tribolet a separation payment equal to (i) his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of up to six months after the termination date; and (ii) any earned but unpaid bonuses. In addition, up to 500,000 stock options granted to Mr. Tribolet (or up to 325,000 options during the third year of his employment agreement) that are not then exercisable shall become fully-vested, and, for a period of one year after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.

If Mr. Tribolet is terminated for “good reason”, the Company will pay Mr. Tribolet a separation payment equal to his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of six months after the termination date. In addition, the Company shall grant Mr. Tribolet a fully-vested stock option to purchase 500,000 shares of Common Stock. “Good reason” is defined in the employment agreement as occurring if (i) the Board of Directors does not authorize the issuance of the Third Option to Mr. Tribolet upon the one-year anniversary of this agreement or (ii) the Board of Directors changes Mr. Tribolet’s title from Chief Executive Officer without his written permission.

Investor Relations Agreement
On January 14, 2008, the Company entered into a twelve-month investor relations service agreement with an investor relations firm (“IRF”) whereby the IRF will manage and communicate the Company’s profile within the investment community.

The Company will pay the IRF an aggregate consideration of $84,000 payable in cash and non-qualified options to purchase 32,500 shares of the Company’s common stock, at an exercise price of $0.76 per share. The options vest at a rate of 6,500 shares per month from January 14, 2008 through May 14, 2008.

Provided that the Company is current in all of its obligations, the Company may terminate the agreement by providing written notice and remitting a payment to the IRF of an amount equal to the next two months’ compensation.

The Company recorded $32,646 of consulting expense in the accompanying statement of operations for the three months ended March 31, 2008.  Such amount includes $11,250 for the effect of recording the aggregate payments on a straight-line basis over the term of the agreement during the three months ended March 31, 2008.

Unasserted Claim
An investor has verbally asserted that the Company owes him an amount equal to $60,000 associated with the Company’s November 2007 share exchange transaction.  The Company disputes this verbal assertion and believes it is without merit. While the Company believes that this assertion is unlikely to result in any payments being made to the investor, the Company cannot predict the outcome of this matter at this time.

NOTE 9 – SIGNIFICANT CUSTOMERS AND VENDORS

The Company had revenues from one customer which comprised 11% of total revenues for the three months ended March 31, 2008 and revenues from another customer which comprised 12% of total revenues for the three months ended March 31, 2007.

The Company had one customer which comprised 15% of accounts receivable at March 31, 2008 and four vendors which comprised 23%, 17%, 12% and 12%, respectively, of accounts payable at March 31, 2008. The Company had two customers who comprised 17% and 11%, respectively, of accounts receivable at December 31, 2007 and two vendors which comprised 12% and 11%, respectively, of accounts payable at December 31, 2007.

NOTE 10 – SHARE-BASED PAYMENTS

A summary of employee and non-employee stock based compensation expense is as follows:

	Three Months Ended March 31,
	2008	2007
Employee	$131,649	$621,398
Non-employee	18,364	309,000
Total	$150,013	$930,398

Non-Employees
On January 14, 2008, the Company granted options to purchase 32,500 shares of the Company’s common stock with an exercise price of $0.76 per share to the IRF described in Note 8. The fair value of the underlying common stock at the date of grant was $0.76 per share based upon the Company’s share price on the date of grant. The options vest over a period of five months. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option-pricing model, are as follows: risk-free interest rate of 3.81%; expected dividend yield of zero percent; option life of ten years; and current volatility of 86.68%.  The aggregate grant date fair value of the award amounted to $21,233.  The Company recorded $15,146 of consulting expense during the three months ended March 31, 2008 with respect to this award.

The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123R and EITF 96-18. Accordingly, the non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable. The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services rendered.

The term of the stock options represents the contractual period of the stock options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company has only a limited trading history for its common stock. The Company will continue to analyze the historical stock price volatility as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

A summary of non-employee stock option activity, for the three months ended March 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	3,295,441	$0.23
Granted	32,500	0.76

Balance at March 31, 2008	3,327,941	$0.23	8.24	$1,688,408
Exercisable at March 31, 2008	3,272,205	$0.23	8.19	$1,669,840

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($0.74) as of March 31, 2008 for stock options that are in-the-money as of March 31, 2008.

The Company issues new shares of common stock upon exercise of stock options.

Total compensation expense recognized for the three months ended March 31, 2008 and 2007 amounted to $18,364 and $309,000, respectively.  The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 amounted to $0.65. There were no options granted during the three months ended March 31, 2007.  Total unamortized compensation expense related to unvested stock options at March 31, 2008 amounted to $10,379 and is expected to be recognized over a weighted average period of 1.15 years.

Employees
On February 19, 2008, the Company granted options to purchase 277,500 shares of its common stock at an exercise price of $0.60 per share to multiple employees. The fair value of the underlying common stock at the date of grant was $0.60 per share based upon the Company’s share price on the date of grant. The options have a ten year contractual term and vest over a period of six months to four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option-pricing model, are as follows: risk-free interest rate of 3.89%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 86.17%. The aggregate grant date fair value of the award amounted to $123,440.  The Company recorded $7,252 of compensation expense during the three months ended March 31, 2008 with respect to these awards.

On March 17, 2008, the Company granted options to purchase 1,675,000 shares of its common stock at an exercise price of $0.60 per share to its Chief Executive Officer. The fair value of the underlying common stock at the date of grant was $0.60 per share based upon the Company’s share price on the date of grant. The options have a ten year contractual term and vest over a period of three months to three years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option-pricing model, are as follows: risk-free interest rate of 3.34%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 85.68%. The aggregate grant date fair value of the award amounted to $738,096.  The Company did not record any compensation expense during the three months ended March 31, 2008 with respect to this award.

During the three months ended March 31, 2008, 115,307 options were forfeited due to employee terminations.

The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant.  The value of stock options granted to employees and directors is estimated using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  The Company has selected the Black-Scholes option pricing model as its method of valuing share-based payments under SFAS 123R.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.  As stock-based compensation expense recognized in the three months ended March 31, 2008 and 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A substantial majority of the stock options still subject to vesting as of March 31, 2008 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to vest at approximately 90%. However, the compensation expense with respect to these options is insignificant to the Company’s consolidated financial statements.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the three months ended March 31, 2008 and 2007 was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of the Company’s industry peers as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

A summary of employee stock option activity for the three months ended March 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	5,058,161	$0.37
Granted	1,952,500	0.60
Forfeited	(115,307)	0.76

Balance at March 31, 2008	6,895,354	$0.43	9.19	$2,252,414
Exercisable at March 31, 2008	1,938,774	$0.23	8.07	$993,324

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at the time ($0.74) as of March 31, 2008 for stock options that are in-the-money as of March 31, 2008.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 amounted to $0.44. There were no options granted during the three months ended March 31, 2007. Compensation expense recognized during the three months ended March 31, 2007 represents the amortization of awards granted during the year ended December 31, 2006. The weighted-average contractual term gives effect to employee terminations which, under the provisions of the Plan reduces the remaining life of such options to a period of 180 days following the respective dates of such terminations. Total compensation cost recognized for stock options granted to employees for the three months ended March 31, 2008 and 2007 amounted to $131,649 and $621,398, respectively. Total unamortized compensation expense related to unvested stock options at March 31, 2008 amounted to $1,323,365 and is expected to be recognized over a weighted average period of 1.48 years.

The Company did not capitalize the cost associated with stock-based compensation awards, nor have employees exercised any options during the three months ended March 31, 2008 and 2007.

NOTE 11 – INCOME TAXES

The Company adopted FIN 48 effective January 1, 2008. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. Other than described below, management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. As of March 31, 2008, the Company had not recorded any tax penalties or interest in its condensed consolidated financial statements. All tax years since the Company’s inception remain subject to future examination by the major tax jurisdictions in which it is subject to tax.

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $11,000,000 for tax purposes that will expire beginning 2025. The utilization of NOL carryforwards are subject to annual limitations when ownership changes occur as defined in general in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These types of ownership changes could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty percentage points over a three-year period. This annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Since its formation, the Company has raised capital through a series of issuances of convertible debt, preferred stock and capital stock. The Company has initiated a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. If the Company has experienced a change of control at any time since its formation, utilization of NOL carryforwards would be subject to an annual limitation under Section 382. Until the study is completed and any limitation known, no amounts are being presented as an uncertain tax position and all deferred tax assets have been reserved.

NOTE 12 – FAIR VALUE MEASUREMENTS

As discussed in Note 3, the Company adopted SFAS No. 157, “Fair Value Measurements,” (as impacted by FSP Nos. 157-1 and 157-2) effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Effective January 1, 2008, the Company did not have any financial assets or liabilities, therefore the application of SFAS 157 at this time will have no effect upon the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth items of operating results for the three months ended March 31, 2008 and 2007:

	THREE MONTHS ENDED MARCH 31,
	2008	2007

NET SALES	$291,858	$342,507
Gross Profit	98,994	156,384

Salaries and Benefits (including stock-based compensation expense of $131,649 and $621,398 for the three months ended March 31, 2008 and 2007, respectively)	669,059	1,446,203
Selling; General and Administrative (including stock-based compensation expense of $18,364 and $309,000 for the three months ended March 31, 2008 and 2007, respectively)	801,136	811,251

Loss from Operations	(1,371,201)	(2,101,070)

Other (Expense) Income	(8,684)	476

Loss before provision for income taxes	(1,362,517)	(2,100,594)

Provision for income taxes	—	—

NET LOSS	$(1,362,517)	$(2,100,594)

Net loss per share: basic and diluted	$(0.05)	$(0.46)

Weighted average number of shares outstanding – basic and diluted	24,842,040	4,541,633

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Sales.

	Three Months Ended March 31,
	2008	2007
Shipping services	$125,922	$140,374
Installation	93,549	122,278
Maintenance	69,325	73,997
Supplies	2,284	5,140
Other	778	718
Total	$291,858	$342,507

Net sales for the three months ended March 31, 2008 decreased to $291,858 from $342,507 for the three months ended March 31, 2007, a decrease of $50,649, or 15%, primarily due to fewer high dollar value installation contracts performed by Taylor Systems Engineering Corp. as compared to the same period in the prior year as well as slightly lower shipping services by the Company.

Gross Profit. Gross profit for the three months ended March 31, 2008 decreased to $98,994 from $156,384 for the three months ended March 31, 2007, a decrease of $57,390, or 37%. Our gross profit percentage decreased to 34% for the three months ended March 31, 2008 from 46% for the three months ended March 31, 2007. The change in our gross profit is primarily due to lower-margin revenues generated by our shipping services. Our cost of sales is mainly a function of the pricing to ship packages and varies depending on service levels. Each carrier can exhibit significant cost differentials as each carrier typically has a specific niche service in which it is more competitive. Depending on the specific size, weight, delivery region and desired service, any shipping carrier might have the best price. As such, the weighted mix of our cost of sales and the mark-up related to these cost components may vary significantly from service to service based on the type and scope of the service being provided.

Salaries and Benefits. Salaries and benefits decreased from $1,446,203 for the three months ended March 31, 2007 to $669,059 for the three months ended March 31, 2008, a decrease of $777,144 or 54%, primarily due to a decrease in stock-based compensation expense attributable to employee stock options and the capitalization of approximately $167,000 of salaries related to work performed on our new subscription based website. Employee stock-based compensation expense decreased to $131,649 for the three months ended March 31, 2008 from $621,398 for the three months ended March 31, 2007, a decrease of $489,749, or 79%. The decrease is primarily due to the change in the fair market value of the shares of our common stock underlying the stock options granted, despite having more options outstanding during the three months ended March 31, 2008 over which we recognized compensation expense compared to March 31, 2007.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2008 decreased to $801,136 from $811,251 for the three months ended March 31, 2007, a decrease of $10,115, or 1%, primarily due to decreases in stock-based compensation expense to non-employees and technology expenses. Offsetting such decreases were higher marketing and professional fees.

Stock-based compensation expense attributable to non-employee stock options decreased by $291,000, or 94%, to $18,364 for the three months ended March 31, 2008 from $309,000 for the three months ended March 31, 2007. The decrease is primarily due to the change in the fair market value of the shares of our common stock underlying the stock options granted, as well as the lower number of options outstanding during the three months ended March 31, 2008 over which we recognized compensation expense compared to March 31, 2007.

Technology expenses decreased due to the capitalization of certain expenses directly related to the enhancement and modification of our existing website in order to support our new subscription-based platform, expected to be launched during the second quarter of 2008.

Marketing expenses increased in connection with our current and anticipated increase in the level of operations to service our business due to the anticipated launch of the new subscription model during the second quarter of 2008.

Professional fees increased by approximately $309,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily attributable to financial, legal and accounting expenses associated with the transactions related to the Merger Agreement and related audits and reviews.

Loss from Operations. As a result of the above-noted changes, loss from operations for the three months ended March 31, 2008 decreased to $1,371,201 from $2,101,070 for the three months ended March 31, 2007, a decrease of $729,869, or 35%.

Other (Expense) Income. Other expense for the three months ended March 31, 2008 amounted to $8,684 compared to other income of $476 for the three months ended March 31, 2007.

Net Loss. As a result of the above, net loss for the three months ended March 31, 2008 decreased to $1,362,517, or $0.05 per share, from $2,100,594, or $0.46 per share, for the three months ended March 31, 2007, a decrease of $738,077, or 35%.

Liquidity and Capital Resources

We incurred a net loss of $1,362,517 for the three months ended March 31, 2008, which includes an aggregate of $268,704 of non-cash charges. Non-cash charges principally include $150,013 of stock-based compensation expense and $95,658 of depreciation and amortization. At March 31, 2008, we had cash and cash equivalents of $2,046,844, working capital of $1,454,957 and an accumulated deficit of $21,010,944.

During the year ended December 31, 2007, we received $500,000 of proceeds from a convertible note offering, $1,750,000 of proceeds from issuances of bridge notes, $298,000 from issuances of notes and $596,379 from the sale of shares of Series B(1) Preferred Stock.

On November 13, 2007, we completed a private placement transaction pursuant to which we issued 7,058,824 shares of common stock and five-year warrants to purchase 1,764,706 shares of common stock for aggregate proceeds of $6,000,000 (net proceeds of $5,167,663 after the payment of transaction expenses). Future cash flow and working capital is highly dependent on our ability to acquire customers once our enhanced subscription-based software is introduced, expected in the second quarter of 2008.

The realization of our business plan is dependent upon our ability to raise additional short-term capital and generate revenue and operating cash flow. We are currently designing and intend to launch the subscription version of the RedRoller System during the second quarter of 2008. Our subscription model version will be introduced to users for a monthly subscription fee, which will give customers unlimited access to the RedRoller System and automatically use each business’s contract rates with each carrier.

Although management believes our current level of working capital, as well as the funds we expect to generate from operations, will enable us to sustain the business for the near term, we will need to secure additional funding in order to meet our cash flow needs. There can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs or, if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our business may be materially and adversely affected, and we may be required to curtail our operations, suspend the pursuit of our business plan, reduce our workforce and/or cut overhead expenses. We cannot provide any assurance that we will raise additional capital through an alternative funding source. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may be necessary in the event that we are unable to continue as a going concern.

Net cash flows used in operating activities for the three months ended March 31, 2008 were $1,080,041. For the three months ended March 31, 2008, our net loss amounted to $1,362,517, which mainly included non-cash adjustments due to stock-based compensation expense of $150,013 and depreciation and amortization of $95,658. Changes in assets and liabilities utilized $13,772 in cash.

Net cash flows used in investing activities for the three months ended March 31, 2008 were $362,231. We invested $349,690 in the capitalization of web site costs and $12,541 in the purchase of property and equipment.

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

Please refer to our 2007 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies. During the three months ended March 31, 2008, there were no material changes to these policies.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007.  The adoption of SFAS 159 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently assessing the impact of SFAS 160 on our financial position and results of operation.

In December 2007, the SEC staff issued SAB No. 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Attestation Report of the Registered Public Accounting Firm/Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of the Company's independent registered public accounting firm with respect to our internal controls due to a transition period established by rules of the SEC for newly public companies. The Company completed a merger with RedRoller, Inc., a privately-held company, on November 13, 2007 in a transaction accounted for as a reverse merger with RedRoller, Inc. deemed to be the company’s “acquirer” for accounting and financial reporting purposes. For the purposes of applying the requirements of Item 308 of Regulation S-K, RedRoller, Inc. as the Company’s “acquirer,” will provide these reports beginning with the year ending December 31, 2008.

Part II—Other Information

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings. From time to time, however, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights, and a variety of claims arising in connection with our services.

Item 2.	Unregistered Sales Of Equity Securities and Use Of Proceeds

During the first quarter of 2008, the Company issued stock options to certain employees to purchase an aggregate of 1,985,000 shares of the Company’s common stock under the Company’s 2007 Stock Option and Stock Incentive Plan, with a weighted average exercise price of $0.60 per share. The issuance of such stock options was not registered under the Securities Act of 1933, as amended (the “Act”). No underwriters were involved in these stock option grants. The issuance of stock options was made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) and Rule 506 of Regulation D thereof relative to the sale by an issuer not involving a public offering or the rules and regulations thereunder.

 Item 6.                      Exhibits

Exhibits:

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDROLLER HOLDINGS, INC.

By:	/s/ C. Andrew Brooks
C. Andrew Brooks
Executive Vice President, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

May 15, 2008