Form 10-Q
period 2008-06-30
RedRoller Holdings, Inc.
filed 2008-08-19
CIK 1360849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

There were 24,842,040 shares of the registrant’s common stock issued and outstanding as of August 19, 2008 and no shares of the registrant’s preferred stock issued and outstanding as of August 19, 2008.

RedRoller Holdings, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$484,112	$3,489,116
Accounts receivable	82,697	165,926
Prepaid expenses and other current assets	83,717	131,406
Total current assets	650,526	3,786,448

Goodwill	1,769,611	1,769,611
Property and equipment, net	199,516	262,565
Website development costs, net	1,464,651	645,576
Intangible asset, net	42,585	51,102
Other assets	64,412	57,300
TOTAL ASSETS	$4,191,301	$6,572,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	443,463	391,444
Accrued expenses and other current liabilities	67,992	55,066
Deferred revenue	169,397	225,202
Note payable (net of discount of $1,698 and $8,674 as of June 30, 2008 and December 31, 2007, respectively)	198,302	191,326
Total current liabilities	879,154	863,038

Deferred tax liability	92,000	92,000
Deferred rent	24,845	17,447
TOTAL LIABILITIES	995,999	972,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,842,040 shares issued and outstanding at June 30, 2008 and December 31, 2007	24,842	24,842
Additional paid in capital	25,745,009	25,223,702
Accumulated deficit	(22,574,549)	(19,648,427)

TOTAL STOCKHOLDERS’ EQUITY	3,195,302	5,600,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,191,301	$6,572,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$216,594	$284,785	$508,452	$627,292

Cost of sales	124,749	185,401	317,613	371,524

GROSS PROFIT	91,845	99,384	190,839	255,768

OPERATING EXPENSES
Salaries and benefits	960,854	342,086	1,629,913	1,788,289
Selling, general and administrative	696,773	286,526	1,497,909	1,097,777
TOTAL OPERATING EXPENSES	1,657,627	628,612	3,127,822	2,886,066

LOSS FROM OPERATIONS	(1,565,782)	(529,228)	(2,936,983)	(2,630,298)

OTHER INCOME (EXPENSE)
Interest expense	(3,196)	(5,450)	(10,009)	(4,395)
Interest income	5,373	579	20,870
Gain on extinguishment of debt	−	8,674	−	8,674
TOTAL OTHER INCOME (EXPENSE)	2,177	3,803	10,861	4,279

NET LOSS	(1,563,605)	(525,425)	(2,926,122)	(2,626,019)

Convertible preferred stock deemed dividends	−	(1,297,954)	−	(1,297,954)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,563,605)	$(1,823,379)	$(2,926,122)	$(3,923,973)

Net loss per share: basic and diluted	$(0.13)	$(0.80)	$(0.12)	$(0.86)

Weighted average number of shares outstanding – basic and diluted	24,842,040	4,541,633	24,842,040	4,541,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2008	24,842,040	$24,842	$25,223,702	$(19,648,427)	$5,600,117

Consulting expense recorded in connection with warrants issued to corporate finance advisor	−	−	19,366	−	19,366

Stock-based compensation	−	−	501,941	−	501,941

Net loss	−	−	−	(2,926,122)	(2,926,122)

Balance – June 30, 2008	24,842,040	$24,842	$25,745,009	$(22,574,549)	$3,195,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDROLLER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,926,122)	$(2,626,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,977	196,784
Stock-based compensation	501,941	1,093,857
Gain on extinguishment of debt		(8,674)
Warrant consulting expense	19,366	–
Deferred rent amortization	7,398	–
Non-cash interest	6,976	–
Changes in operating assets and liabilities:
Accounts receivable	83,229	37,244
Prepaid expenses and other current assets	47,689	56,849
Security deposits	(7,112)	–
Accounts payable	52,019	20,276
Accrued expenses and other current liabilities	12,926	(21,602)
Deferred revenue	(55,805)	(68,715)

NET CASH USED IN OPERATING ACTIVITIES	(2,064,518)	(1,320,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(44,833)	(13,250)
Capitalization of website costs	(895,653)	–

NET CASH USED IN INVESTING ACTIVITIES	(940,486)	(13,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Series B(1) convertible preferred stock, net of offering costs	–	596,379
Proceeds from issuances of convertible notes	–	500,000
Proceeds from issuances of notes	–	298,000
Proceeds from investor deposits	–	750,000
Payment of note	–	(98,000)
Deferred financing costs	–	(157,116)

NET CASH PROVIDED BY FINANCING ACTIVITIES	–	1,889,263

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,005,004)	556,013

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,489,116	289,483

CASH AND CASH EQUIVALENTS – END OF PERIOD	$484,112	$845,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – THE COMPANY

Organization and Nature of Business
RedRoller, Inc. (“RedRoller”) is a provider of a proprietary Internet-based, multi-carrier, integrated pricing comparison and shipping services system (the “RedRoller System”) that was previously provided at no charge to the end-user. During the second quarter of 2008, RedRoller relaunched the RedRoller System as a subscription-based service. Through RedRoller’s basic software platform, customers can compare pricing established by RedRoller from multiple shipping carriers and purchase shipping services, which are then performed directly by the selected carrier following RedRoller’s transmittal of a shipping order to the carrier.

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

On November 13, 2007, RedRoller entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RedRoller Holdings, Inc. (formerly known as Aslahan Enterprises Ltd.), a Delaware corporation (“Pubco”), pursuant to which 15,527,419 issued and outstanding shares of capital stock of RedRoller were exchanged at a rate of approximately 0.6589 per share for 10,230,940 shares of common stock of Pubco, with RedRoller as the surviving entity. This share exchange was accounted for as a reverse merger and recapitalization transaction in which RedRoller is deemed to be the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements of operations and cash flows for the respective three and six month periods ended June 30, 2007 give retroactive effect of the recapitalization of RedRoller.

The condensed consolidated financial statements are those of RedRoller Holdings, Inc. and its wholly-owned subsidiaries, RedRoller and TSE.  Collectively, they are referred to as the “Company.”

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $2,926,122 for the six months ended June 30, 2008, which includes an aggregate of $728,658 of non-cash charges. Non-cash charges principally include $501,941 of stock-based compensation expense and $192,977 of depreciation and amortization. At June 30, 2008, the Company’s accumulated deficit amounted to $22,574,549. The Company had cash and cash equivalents of $484,112 and a working capital deficit of $228,628 at June 30, 2008.

The Company’s ability to continue its operations is dependent upon its ability to raise additional capital in the short term and to generate revenue and operating cash flow through the execution of its business plan.

Management believes the Company’s current level of working capital will enable it to sustain its operations for less than one month.  If the Company is unable to raise additional capital, it will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, reducing its workforce and cutting overhead expenses.  Under these circumstances, the Company may be required to cease operations entirely or seek protection from its creditors, as applicable, under the bankruptcy code. The Company cannot provide any assurance that it will raise additional capital as necessary.  The Company has not received any commitments for new financing at this time nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary in the event that the Company is unable to continue as a going concern.

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

Basis of Interim Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2008, condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2008, and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2008 and 2007 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any future year.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash accounts at high-quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2008 and December 31, 2007, the Company had cash balances in excess of federally insured limits of $369,367 and $3,285,876, respectively. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk.

The Company grants credit to some of its business customers, which are exclusively located in the United States.  Collateral is generally not required for trade receivables.  The Company maintains allowances for potential credit losses.

Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase the Company’s expenses during the periods in which any such allowances are made.  The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations.  To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determination.  Substantially all of the Company’s accounts receivable balances were collected subsequent to June 30, 2008 and December 31, 2007. Accordingly, the Company deemed it unnecessary to establish an allowance for doubtful accounts at June 30, 2008 and December 31, 2007, based on its historical collection rates and low occurrence of credit losses.

Revenue Recognition
Prior to May 26, 2008, when the Company switched to its subscription-based model, customers paid for shipping services prior to the actual shipment of goods, generally when the shipping services were booked.  Customers had twenty-four hours from the point of reservation to cancel a shipment.  Prior to May 26, 2008, revenues resulting from shipping services were recognized at the time in which the transaction is no longer cancelable.

Revenues from the Company’s subscription-based model, which commenced May 26, 2008, through June 30, 2008, were not significant.  Future revenues derived from RedRoller’s subscription-based website will be generated from customer subscriptions, paid monthly primarily via credit cards.

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

Revenues from the sales of shipping supplies are recognized upon delivery.

A summary of the Company’s revenue by category is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shipping services	$83,507	$149,876	$209,429	$290,250
Installation	64,102	48,036	157,651	170,314
Maintenance	67,815	80,992	137,141	154,989
Supplies	71	5,128	2,355	10,268
Other	1,099	753	1,876	1,471
Total	$216,594	$284,785	$508,452	$627,292

Until June 2008, the Company provided substantially all shipping services to its customers as an authorized reseller under a Domestic and International Shipping Services Agreement with DHL Worldwide Express, Inc. (“DHL”).  The Company, as part of its transition to a subscription-based business model, executed a new, two-year renewable contract with DHL on August 1, 2008 pursuant to which DHL authorizes the Company to use the DHL trademark and name, as well as DHL’s technical information, on the Company’s website, thereby providing customers of the Company with access to DHL’s shipping rates on the Company’s website.

Net Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share” and has applied the guidance enumerated in Staff Accounting Bulletin No. 98 (“SAB Topic 4D”) with respect to evaluating its issuances of equity securities during all periods presented.

Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.  The computation of basic loss per share for the three and six months ended June 30, 2008 and 2007 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,
	2008	2007

Options to purchase common stock	10,190,795	3,702,288
Warrants to purchase common stock	2,729,882	–
Convertible preferred stock (as if converted)	–	3,430,892
	12,920,677	7,133,180

Advertising Costs
Costs related to advertising, promotions of products and services and participation in trade shows and other marketing events are expensed as incurred. Advertising expense amounted to $151,714 and $27,183 for the three months ended June 30, 2008 and 2007, respectively, and $324,032 and $65,880 for the six months ended June 30, 2008 and 2007, respectively. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain non-financial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s condensed consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to non-financial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or non-financial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009. The Company does not expect these changes to have a material impact on the Company’s consolidated results of operations or financial condition. Refer to Note 13 for disclosures required by this new pronouncement.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R retains guidance of SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied. The Company is currently assessing the impact of SFAS 160 on its financial position and results of operation.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its financial position and results of operation.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles on the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with

Generally Accepted Accounting Principles.” The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)

Software and other licenses	$46,195	$92,445
Maintenance agreements, insurance and other	35,151	29,934
Prepaid rent	2,371	9,027
	$83,717	$131,406

NOTE 5 – WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)

Consulting fees	$1,020,748	$478,391
Salaries	711,927	358,631
	1,732,675	837,022
Less: accumulated amortization	(268,024)	(191,446)
Website development costs, net	$1,464,651	$645,576

The Company has capitalized $895,653 of consulting fees and salaries during the six months ended June 30, 2008 related to the cost of enhancing its existing website. The Company launched the enhanced version of its website during the second quarter of 2008. The Company estimates that the total dollar amount of the expected upgrades and enhancements will amount to approximately $1,470,000 and that the enhanced version of the website will have a useful life of approximately three years.

Amortization expense amounted to $38,289 for the each of the three months ended June 30, 2008 and 2007, and $76,578 for each of the six months ended June 30, 2008 and 2007, respectively.

NOTE 6 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

At June 30, 2008 and December 31, 2007, goodwill and other intangible assets consist of the following:

	June 30, 2008	December 31, 2007
	(unaudited)

Goodwill	$1,769,611	$1,769,611
Amortizable intangible assets:
Customer relationships	$80,000	$80,000
Trade name	5,170	5,170
Less: accumulated amortization	(42,585)	(34,068)
Intangible assets, net	$42,585	$51,102

Amortization expense with respect to the customer relationships and trade name amounted to $4,258 for both the three months ended June 30, 2008 and 2007, and $8,517 for both the six months ended June 30, 2008 and 2007, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)

Professional and consulting fees	$61,494	$–
Payroll and payroll taxes	–	38,192
Other	6,498	16,874
	$67,992	$55,066

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Registration Rights
The Company, pursuant to the terms of a registration rights agreement entered into on November 13, 2007, has agreed to file and maintain the effectiveness of a Registration Statement from the effective date until the earlier of (i) 24 months from the effective date of the Registration Statement or (ii) the date on which all securities registered under the Registration Statement (a) have been sold or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the units, subject to the Company’s right to suspend or defer the use of the Registration Statement in certain events. The Company’s Registration Statement was declared effective by the SEC on May 5, 2008.

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

Rent expense amounted to $53,381 and $43,861 for the three months ended June 30, 2008 and 2007, respectively, and $85,259 and $87,503 for the six months ended June 30, 2008 and 2007, respectively.  Rent expense includes $655 and $0 for the effects of recording expense on a straight line basis over the term of the lease during the three months ended June 30, 2008 and 2007, respectively, and $7,398 and $0 for the six months ended June 30, 2008 and 2007, respectively.

Employment Agreements
The Company has employment agreements with six of its executives for initial terms of three years, which will be renewed for an additional one to two years thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $1,135,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine and to which they may become entitled to pursuant to a bonus program. In addition, the employment agreements provide for up to thirty-nine months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to $2,105,000 at June 30, 2008.

On March 17, 2008, Michael Tribolet was appointed as the Chief Executive Officer by the Board of Directors of the Company. Mr. Tribolet’s employment agreement is effective as of March 17, 2008 and, unless earlier terminated, will expire on March 17, 2011. The agreement provides for an initial base salary of $275,000 per year, which may be increased from time to time by the Board of Directors, in its sole discretion. Mr. Tribolet is also eligible to receive an annual bonus of up to $140,000, based upon meeting certain performance goals determined by the Board and is eligible to participate in all Company employee benefit plans.

In connection with Mr. Tribolet’s appointment as the Chief Executive Officer of the Company, the Board approved the grant of (i) a stock option (the “First Option”) to Mr. Tribolet to purchase 175,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), under the Company’s 2007 Stock Option and Stock Incentive Plan (“2007 Plan”), effective March 17, 2008 (the “Grant Date”), and (ii) a stock option (the “Second Option” and, together with the First Option, the “Options”) to Mr. Tribolet to purchase 1,500,000 shares of Common Stock, under the 2007 Plan, effective on the

Grant Date. The Options will have an exercise price equal to the closing price of the Common Stock on the OTC Bulletin Board on the Grant Date. The First Option will vest in full 90 days after the Grant Date with accelerated vesting upon certain events as set forth in the underlying stock option agreement, assuming continued employment with the Company on the applicable vesting dates. The Second Option will vest in equal 1/3 increments annually until fully vested with accelerated vesting upon certain events as set forth in the underlying stock option agreement, assuming continued employment with the Company on the applicable vesting dates.

Upon the one year anniversary (the “Second Grant Date”) of Mr. Tribolet’s employment agreement, and subject to (a) the approval by the Board of Directors and (b) the prior affirmative vote of the requisite number of stockholders of the Company to increase the total number of shares of Common Stock eligible for issuance under the 2007 Plan by at least 3,500,000 shares, Mr. Tribolet will be granted a stock option (the “Third Option”) to purchase 1,500,000 shares of the Company’s under the 2007 Plan. The Third Option will have an exercise price equal to the closing price of the Common Stock on the OTC Bulletin Board on the Second Grant Date. The Third Option will vest one-third upon the one year anniversary of the Second Grant Date and quarterly thereafter in equal increments over one year until fully vested, with accelerated vesting upon certain events as set forth in the underlying stock option agreement, assuming continued employment with the Company on the applicable vesting dates.

If Mr. Tribolet is terminated without “cause” during the term of his employment with the Company, the Company will pay Mr. Tribolet a separation payment equal to (i) his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of up to six months after the termination date; and (ii) any earned but unpaid bonuses. In addition, up to 500,000 stock options granted to Mr. Tribolet (or up to 325,000 options during the third year of his employment agreement) that are not then exercisable shall become fully vested, and, for a period of one year after the date of termination, Mr. Tribolet will be entitled to receive health benefits coverage under the same plan(s) or arrangement(s) in effect at the time of his termination.

If Mr. Tribolet is terminated for “good reason,” the Company will pay Mr. Tribolet a separation payment equal to his base salary and accrued and unused vacation earned through the effective date of his termination and continuing for a period of six months after the termination date. In addition, the Company shall grant Mr. Tribolet a fully-vested stock option to purchase 500,000 shares of Common Stock. “Good reason” is defined in the employment agreement as occurring if (i) the Board of Directors does not authorize the issuance of the Third Option to Mr. Tribolet upon the one-year anniversary of this agreement or (ii) the Board of Directors changes Mr. Tribolet’s title from Chief Executive Officer without his written permission.

Investor Relations Agreement
On January 14, 2008, the Company entered into a twelve-month investor relations service agreement with an investor relations firm (“IRF”) whereby the IRF will manage and communicate the Company’s profile within the investment community.

The Company will pay the IRF an aggregate consideration of $84,000 payable in cash and non-qualified options to purchase 32,500 shares of Common Stock, at an exercise price of $0.76 per share. The options vest at a rate of 6,500 shares per month from January 14, 2008 through May 14, 2008.

Provided that the Company is current in all of its obligations, the Company may terminate the agreement by providing written notice and remitting a payment to the IRF of an amount equal to the next two months’ compensation.

On June 26, 2008, the Company cancelled the options granted to the IRF and replaced them with warrants to purchase 32,500 shares of the Common Stock, at an exercise price of $0.76 per share. The warrants have a five-year term, are exercisable through a cashless exercise provision and are non-redeemable. The cancellation of the options and the issuance of the warrants were accounted for as a modification of awards under SFAS 123R. The fair market value of Common Stock on the date of modification was $0.72 per share. The weighted-average grant date fair value of the cancelled options on the date of modification was $0.61 per share. The weighted-average grant date fair value of the replacement warrants was $0.49 per share. Assumptions relating to the estimated fair value of the stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of 4.07%; expected dividend yield of zero percent; remaining contractual option life of ten years; and volatility of 84.45%. Assumptions relating to the estimated fair value of the warrants on the date of modification are as follows: risk-free interest rate of 3.44%; expected dividend yield of zero percent; contractual life of five years; and volatility of 84.45%.  The Company recorded $21,233 as consulting expense in the accompanying statement of operations during the six months ended June 30, 2008 related to the stock options. The Company did not record any incremental consulting expense with respect to the modification because the fair value of the replacement warrants was less than the fair value of the cancelled award.

The Company recorded $27,837 and $61,436 of consulting expense in the accompanying statement of operations for the three and six months ended June 30, 2008, respectively.  Such amount includes $3,750 and $15,000 for the effect of recording the aggregate payments on a straight-line basis over the term of the agreement during the three and six months ended June 30, 2008, respectively.

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

NOTE 9 – SIGNIFICANT CUSTOMERS AND VENDORS

The Company had one customer which comprised 18% of accounts receivable at June 30, 2008 and no vendors which comprised more than 10% of accounts payable at June 30, 2008. The Company had two customers who comprised 17% and 11%, respectively, of accounts receivable at December 31, 2007 and two vendors which comprised 12% and 11%, respectively, of accounts payable at December 31, 2007.

NOTE 10 – SHARE-BASED PAYMENTS

A summary of employee and non-employee stock based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee	$327,324	$125,401	$458,973	$746,799
Non-employee	24,604	38,058	42,968	347,058
Total	$351,928	$163,459	$501,941	$1,093,857

Non-Employees
On January 14, 2008, the Company granted options to purchase 32,500 shares of Common Stock with an exercise price of $0.76 per share to the IFR described in Note 8. The fair value of the underlying Common Stock at the date of grant was $0.76 per share based upon the Company’s share price on the date of grant. The options vested over a period of five months. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of 3.81%; expected dividend yield of zero percent; option life of ten years; and volatility of 86.68%.  The aggregate grant date fair value of the award amounted to $21,233.  The Company recorded $21,233 of consulting expense during the six months ended June 30, 2008 with respect to this award. As described in Note 8, such options were cancelled and a replacement award was issued on June 26, 2008.

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

A summary of non-employee stock option activity for the six months ended June 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	3,295,441	$0.23
Granted	32,500	0.76
Cancelled	(32,500)	(0.76)

Balance at June 30, 2008	3,295,441	$0.23	7.97	$1,622,499
Exercisable at June 30, 2008	3,259,205	$0.23	7.94	$1,604,656

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Common Stock ($0.72) as of June 30, 2008 for stock options that are in-the-money as of June 30, 2008.

The Company issues new shares of Common Stock upon exercise of stock options.

Total compensation expense recognized for the three months ended June 30, 2008 and 2007 amounted to $24,604 and $38,058, respectively, and $42,968 and $347,058 for the six months ended June 30, 2008 and 2007, respectively.  The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 amounted to $0.65. There were no options granted during the six months ended June 30, 2007.  Total unamortized compensation expense related to unvested stock options at June 30, 2008 amounted to $3,436 and is expected to be recognized over a weighted average period of 1.5 years.

Employees
On February 19, 2008, the Company granted options to purchase 277,500 shares of Common Stock at an exercise price of $0.60 per share to multiple employees. The fair value of the underlying Common Stock at the date of grant was $0.60 per share based upon the Company’s share price on the date of grant. The options have a ten year contractual term and vest over a period of six months to four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of 3.89%; expected dividend yield of zero percent; expected option life of six years; and volatility of 86.17%. The aggregate grant date fair value of the award amounted to $123,440.  The Company recorded $29,006 of compensation expense during the six months ended June 30, 2008 with respect to these awards.

On March 17, 2008, the Company granted options to purchase 1,675,000 shares of Common Stock at an exercise price of $0.60 per share to its Chief Executive Officer. The fair value of the underlying Common Stock at the date of grant was $0.60 per share based upon the Company’s share price on the date of grant. The options have a ten year contractual term and vest over a period of three months to three years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of 3.34%; expected dividend yield of zero percent; expected option life of six years; and volatility of 85.68%. The aggregate grant date fair value of the award amounted to $738,096.  The Company recorded $178,098 of compensation expense during the six months ended June 30, 2008 with respect to this award.

During the six months ended June 30, 2008, 115,307 stock options were forfeited due to employee terminations.

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

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.  As stock-based compensation expense recognized in the six months ended June 30, 2008 and 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A substantial majority of the stock options still subject to vesting as of June 30, 2008 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to vest at approximately 90%. However, the compensation expense with respect to these options is insignificant to the Company’s consolidated financial statements.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the six months ended June 30, 2008 and 2007 was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of the Company’s industry peers as the Company did not have any trading history for the Common Stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Common Stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

A summary of employee stock option activity for the six months ended June 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	5,058,161	$0.37
Granted	1,952,500	0.60
Forfeited	(115,307)	(0.76)

Balance at June 30, 2008	6,895,354	$0.43	8.94	$2,136,109
Exercisable at June 30, 2008	2,113,774	$0.26	7.97	$975,548

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Common Stock at the time ($0.72) as of June 30, 2008 for stock options that are in-the-money as of June 30, 2008.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 amounted to $0.44. There were no options granted during the six months ended June 30, 2007. Compensation expense recognized during the six months ended June 30, 2007 represents the amortization of awards granted during the year ended December 31, 2006. The weighted-average contractual term gives effect to employee terminations which, under the provisions of the Plan, reduces the remaining life of such options to a period of 180 days following the respective dates of such terminations. Total compensation cost recognized for stock options granted to employees for the three months ended June 30, 2008 and 2007 amounted to $327,324 and $125,401, respectively, and $458,973 and $746,799 for the six months ended June 30, 2008 and 2007, resspectively. Total unamortized compensation expense related to unvested stock options at June 30, 2008 amounted to $996,041 and is expected to be recognized over a weighted average period of 1.3 years.

The Company did not capitalize the cost associated with stock-based compensation awards, nor have employees exercised any options during the six months ended June 30, 2008 and 2007.

NOTE 11 – INCOME TAXES

The Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. Other than described below, management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. As of June 30, 2008, the Company had not recorded any tax penalties or interest in its condensed consolidated financial statements. All tax years since the Company’s inception remain subject to future examination by the major tax jurisdictions in which it is subject to tax.

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $11,000,000 for tax purposes that will expire beginning 2025. The utilization of NOL carryforwards is subject to annual limitations when ownership changes occur as defined in general in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These types of ownership changes could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty percentage points over a three-year period. This annual limitation is determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Since its formation, the Company has raised capital through a series of issuances of convertible debt, preferred stock and capital stock. The Company performed a preliminary assessment of changes in control and determined that its NOL carryforwards are not subject to any limitations under Section 382 based on the historical values of its stock at the time of the previous ownership changes.  If the Company experiences a change in control in future periods, utilization of NOL carryforwards could be subject to an annual limitation under Section 382.

NOTE 13 – FAIR VALUE MEASUREMENTS

As discussed in Note 3, the Company adopted SFAS No. 157, “Fair Value Measurements” (as impacted by FSP Nos. 157-1 and 157-2) effective January 1, 2008, with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Effective January 1, 2008, the Company did not have any financial assets or liabilities, and therefore the application of SFAS 157 at this time will have no effect upon the condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO OUR CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR ANNUAL REPORT ON FORM 10-K FILED ON MARCH 31, 2008, AS AMENDED BY FORM 10-K/A FILED ON APRIL 29, 2008.

In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “intends,” “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied in the forward-looking statements.

As used in this report, the terms “we,” “us,” and “our,” mean RedRoller Holdings, Inc. and our subsidiaries, unless otherwise indicated.

Historical Overview

We took our current form on November 13, 2007, when our wholly owned subsidiary, RedRoller Acquisition Corp. (“Acquisition Sub”), and RedRoller, Inc. (“RedRoller”) executed an Agreement and Plan of Merger Agreement and Reorganization (the “Merger Agreement”) pursuant to which Acquisition Sub merged with and into RedRoller, with RedRoller remaining as the surviving corporation and as our wholly owned subsidiary (the “Merger”). Contemporaneously with the closing of the Merger, we split-off another wholly owned subsidiary, Aslahan Web Services, Inc., a Nevada corporation (“AWS”), through the sale of all of the outstanding capital stock of AWS (the “Split-Off”). As a consequence of the sale of AWS, we discontinued all of our business operations which we conducted prior to the closing of the Merger and spun off all material liabilities existing prior to that date in any way related to our pre-closing business operations. Our primary operations are now those operated by RedRoller.

The Merger was treated as a recapitalization of our company for accounting purposes. Our historical financial statements before the Merger were replaced with the historical financial statements of RedRoller in all filings with the SEC subsequent to November 13, 2007.  As a result of the Merger, the Split-Off and the change in our business and operations from a provider of Internet-based gambling advice and information associated with horse racing to an Internet-based comparison pricing service for shipping packages, a discussion of the pre-Merger financial results of RedRoller Holdings, Inc. is not pertinent, and our financial results as consolidated with RedRoller, the accounting acquirer in the Merger, are presented here.

RedRoller is a corporation which has designed an on-demand software platform that is accessed via the Internet and designed to allow customers to compare various parcel carriers’ rates and select the best available value which meets their shipping needs, thereby saving money when shipping packages (the “RedRoller System”). The RedRoller System evaluates numerous shipping parameters and carrier service attributes and displays dynamic pricing, options for pickup, insurance costs and the availability (based on geography, time and other factors) of selected carriers’ shipping services. The RedRoller System then allows customers to select a shipping carrier based on cost, balanced with the customer’s required delivery day and time, arrange for package pickup or drop-off (with an optional location map available), and print authorized bar-coded shipping labels for each listed carrier, including legal postage for the United States Postal Service.  The RedRoller System also provides various value-added functions for customers, including insurance options, package tracking and shipping reports.  The RedRoller System was released in ‘beta’ format in June 2006.  Based on feedback from beta users and associated research and experience, we redesigned the RedRoller System, relaunching the RedRoller System as a subscription-based service in the second quarter of 2008.  For a monthly subscription fee, the subscription model version of the RedRoller System provides customers unlimited access to the RedRoller System using individual customers’ contract rates with carriers while also providing various value add functionality.

Plan of Operations

The Company intends to become the leader in remotely hosted, multi-carrier service level comparison systems for shipping parcels.  The Company expects to generate revenue from multiple lines of business: (i) the use of the RedRoller System by users who pay a monthly subscription fee; (ii) leveraging the RedRoller System’s technology to third party vendors through which other companies, including regional package shipping carriers, can access and use the

RedRoller System to provide similar package shipping comparison services to their customers as subscribers or through the payment of other fees; and (iii) licensing the RedRoller System’s technology to online resellers of products to enable them to offer their customers the ability to select from multiple package carriers directly during the online product ‘checkout’ process, thereby allowing the customers to select the carrier that offers the best value by balancing the cost of delivery with the desired delivery date and time.  The transition to the recently launched, subscription-based RedRoller System includes significant enhancements which are ongoing, including providing international shipping capabilities to allow customers to ship from the United States to selected countries with broader international capabilities to follow.

The Company intends to continue to augment its management team as business activity and circumstances warrant.

The Company is actively pursuing financing from investors to support our operations in the near and longer term.  There can be no assurance that such financing will become available to us on acceptable terms, if at all.  If we do not raise additional capital, we believe that we can satisfy our cash requirements for less than one month and will consider reducing our operating expenditures through employee headcount and salary reductions and/or a scale back in corporate operating expenditures.  Under these circumstances, we may be required to cease operations entirely or seek protection from our creditors, as applicable, under the bankruptcy code.

Results of Operations

The following table sets forth items of operating results for the three and six months ended June 30, 2008 and 2007:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
NET SALES	$216,594	$284,785	$508,452	$627,292
Gross Profit	91,845	99,384	190,839	255,768

Salaries and Benefits Expense (including stock-based compensation expense of $327,324 and $125,401 for the three months ended June 30, 2008 and 2007, respectively, and $458,973 and $746,799 for the six months ended June 30, 2008 and 2007, respectively)	960,854	342,086	1,629,913	1,788,289
Selling; General and Administrative Expenses (including stock-based compensation expense of $24,604 and $38,058 for the three months ended June 30, 2008 and 2007, respectively, and $42,968 and $347,058 for the six months ended June 30, 2008 and 2007, respectively)	696,773	286,526	1,497,909	1,097,777

Loss from Operations	(1,565,782)	(529,228)	(2,936,983)	(2,630,298)

Other Income (Expense)	2,177	3,803	10,861	4,279

NET LOSS	(1,563,605)	(525,425)	(2,926,122)	(2,626,019)

Convertible Preferred Stock Deemed Dividends	—	(1,297,954)	—	(1,297,954)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,563,605)	$(1,823,379)	$(2,926,122)	$(3,923,973)

Net loss per share: basic and diluted	$(0.13)	$(0.80)	$(0.12)	$(0.86)

Weighted average number of shares outstanding – basic and diluted	24,842,040	4,541,633	24,842,040	4,541,633

Comparison of Three Months Ended June 30, 2008 and 2007

Net Sales.
	Three Months Ended June 30,
	2008	2007
Shipping services	$83,507	$149,876
Installation	64,102	48,036
Maintenance	67,815	80,992
Supplies	71	5,128
Other	1,099	753
Total	$216,594	$284,785

Net sales for the three months ended June 30, 2008 decreased to $216,594 from $284,785 for the three months ended June 30, 2007, a decrease of $68,191, or 24%, primarily resulting from lower shipping services as we focused our efforts on enhancing and modifying our existing website in order to support our new subscription-based platform.

Gross Profit. Gross profit for the three months ended June 30, 2008 decreased to $91,845 from $99,384 for the three months ended June 30, 2007, a decrease of $7,539, or 8%. Our gross profit percentage increased to 42% for the three months ended

June 30, 2008 from 35% for the three months ended June 30, 2007. The change in our gross profit is primarily due to the decrease in lower-margin revenues generated by our shipping services, offset by the increase in our higher margin installation revenues. Our cost of sales is mainly a function of the pricing to ship packages and varies depending on service levels. Each carrier can exhibit significant cost differentials as each carrier typically has a specific niche service in which it is more competitive. Depending on the specific size, weight, delivery region and desired service, any shipping carrier might have the best price. As such, the weighted mix of our cost of sales and the mark-up related to these cost components may vary significantly from service to service based on the type and scope of the service being provided.

Salaries and Benefits. Salaries and benefits increased from $342,086 for the three months ended June 30, 2007 to $960,854 for the three months ended June 30, 2008, an increase of $618,768 or 181%, primarily due to an increase in stock-based compensation expense attributable to employee stock options and the hiring of additional personnel to support the enhancement of existing software and development of the Company’s new subscription-based model. Employee stock-based compensation expense increased to $327,324 for the three months ended June 30, 2008 from $125,401 for the three months ended June 30, 2007, an increase of $201,923, or 161%. The increase is primarily due to the change in the fair market value of the shares of our common stock underlying the stock options granted.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2008 increased to $696,773 from $286,526 for the three months ended June 30, 2007, an increase of $410,247, or 143%, primarily due to higher marketing and professional fees.

Marketing expenses increased approximately $180,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 in connection with our current and anticipated increase in the level of operations to service our business due to the launch of the new subscription model in June 2008.

Professional fees increased by approximately $196,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was primarily attributable to legal and accounting expenses related to the cost of being a publicly traded company, including the costs of our audits and reviews.

Loss from Operations. As a result of the above-noted changes, loss from operations for the three months ended June 30, 2008 increased to $1,565,782 from $529,228 for the three months ended June 30, 2007, an increase of $1,056,554, or 200%.

Other (Expense) Income. Other income for the three months ended June 30, 2008 amounted to $2,177 compared to $3,803 for the three months ended June 30, 2007.

Convertible Preferred Stock Deemed Dividends. Convertible preferred stock deemed dividends for the three months ended June 30, 2007 of $1,297,954 represents the effect of a change in the conversion option prices embedded in our previously outstanding shares of Series A Convertible Preferred Stock and Series B(1) Convertible Preferred Stock that were triggered under contractual anti-dilution provisions.

Net Loss Attributable to Common Stockholders. As a result of the above, net loss attributable to common stockholders for the three months ended June 30, 2008 decreased to $1,563,605, or $0.13 per share, from $1,823,379, or $0.80 per share, for the three months ended June 30, 2007, a decrease of $259,774, or 14%.

Comparison of Six Months Ended June 30, 2008 and 2007

Net Sales.

	Six Months Ended June 30,
	2008	2007
Shipping services	$209,429	$290,250
Installation	157,651	170,314
Maintenance	137,141	154,989
Supplies	2,355	10,268
Other	1,876	1,471
Total	$508,452	$627,292

Net sales for the six months ended June 30, 2008 decreased to $508,452 from $627,292 for the six months ended June 30, 2007, a decrease of $118,840, or 19%, primarily resulting from lower shipping services as we focused our efforts on enhancing and modifying our existing website in order to support our new subscription-based platform.

Gross Profit. Gross profit for the six months ended June 30, 2008 decreased to $190,839 from $255,768 for the six months ended June 30, 2007, a decrease of $64,929, or 25%. Our gross profit percentage decreased to 38% for the six months ended June 30, 2008 from 41% for the six months ended June 30, 2007. The change in our gross profit is primarily due to the decrease in our higher margin installation revenues, as well as lower-margin revenues generated by our shipping services. Our cost of sales is mainly a function of the pricing to ship packages and varies depending on service levels. Each carrier can exhibit significant cost differentials as each carrier typically has a specific niche service in which it is more competitive. Depending on the specific size, weight, delivery region and desired service, any shipping carrier might have the best price. As such, the weighted mix of our cost of sales and the mark-up related to these cost components may vary significantly from service to service based on the type and scope of the service being provided.

Salaries and Benefits. Salaries and benefits decreased from $1,788,289 for the six months ended June 30, 2007 to $1,629,913 for the six months ended June 30, 2008, a decrease of $158,376 or 9%, primarily due to a decrease in stock-based compensation expense attributable to employee stock options and the capitalization of salaries related to work performed on our new subscription based website.  Employee stock-based compensation expense decreased to $458,973 for the six months ended June 30, 2008 from $746,799 for the six months ended June 30, 2007, a decrease of $287,826, or 39%. The decrease is primarily due to the change in the fair market value of the shares of our common stock underlying the stock options granted, despite having more options outstanding during the six months ended June 30, 2008 over which we recognized compensation expense compared to June 30, 2007. In addition, the six months ended June 30, 2007 includes approximately $125,000 of incremental compensation expense recognized due to the modification of the exercise price and vesting dates of options outstanding in April 2007.

Offsetting such decreases were higher marketing salaries due to the hiring of additional personnel in anticipation of the launch of our new subscription-based website.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2008 increased to $1,497,909 from $1,097,777 for the six months ended June 30, 2007, an increase of $400,132, or 36%, primarily due to higher marketing and professional fees.

Professional fees increased by approximately $524,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily attributable to financial, legal and accounting expenses related to the cost of being a publicly traded company, including the costs of our reverse merger, and our audits and reviews.

Marketing expenses increased approximately $253,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 in connection with our current and anticipated increase in the level of operations to service our business due to the launch of the new subscription model in June 2008.

Offsetting such increases was a decrease in non-employee stock-based compensation expense of approximately $304,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease is primarily due to the change in the fair market value of the shares of our common stock underlying the stock options granted, as well as the lower number of options outstanding during the six months ended June 30, 2008 over which we recognized compensation expense compared to June 30, 2007.

Loss from Operations. As a result of the above-noted changes, loss from operations for the six months ended June 30, 2008 increased to $2,936,983 from $2,630,298 for the six months ended June 30, 2007, an increase of $306,685, or 12%.

Other (Expense) Income. Other income for the six months ended June 30, 2008 amounted to $10,861 compared to $4,279 for the six months ended June 30, 2007.

Convertible Preferred Stock Deemed Dividends. Convertible preferred stock deemed dividends for the six months ended June 30, 2007 of $1,297,954 represents the effect of a change in the conversion option prices embedded in our previously outstanding shares of Series A Convertible Preferred Stock and Series B(1) Convertible Preferred Stock that were triggered under contractual anti-dilution provisions.

Net Loss Attributable to Common Stockholders. As a result of the above, net loss attributable to common stockholders for the six months ended June 30, 2008 decreased to $2,926,122, or $0.12 per share, from $3,923,973, or $0.86 per share, for the six months ended June 30, 2007, a decrease of $997,851, or 25%.

Liquidity and Capital Resources

We incurred a net loss of $2,926,122 for the six months ended June 30, 2008, which includes an aggregate of $728,658 of non-cash charges. Non-cash charges principally include $501,941 of stock-based compensation expense and $192,977 of depreciation and amortization. At June 30, 2008, we had cash and cash equivalents of $484,112, a working capital deficit of $228,628 and an accumulated deficit of $22,574,549.

Future cash flow and working capital is highly dependent on our ability to acquire and retain customers through our subscription-based software which became operational on May 26, 2008.

The realization of our business plan is dependent upon our ability to raise additional short-term capital and generate revenue and operating cash flow. In June 2008, we launched the subscription version of the RedRoller System whereby users are charged a monthly subscription fee, which gives customers unlimited access to the RedRoller System and automatically uses each business’s contract rates with each carrier.

Management believes our current level of working capital will enable us to sustain our business for less than one month and we will need to secure additional funding in order to meet our cash flow needs. There can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs or, if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our business may be materially and adversely affected, and we may be required to curtail our operations, suspend the pursuit of our business plan, reduce our workforce and/or cut overhead expenses. Under these circumstances, we may be required to cease operations entirely or seek protection from our creditors, as applicable, under the bankruptcy code. We cannot provide any assurance that we will raise additional capital through an alternative funding source. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all. These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may be necessary in the event that we are unable to continue as a going concern.

Net cash flows used in operating activities for the six months ended June 30, 2008 were $2,064,518. For the six months ended June 30, 2008, our net loss amounted to $2,926,122, which mainly included non-cash adjustments due to stock-based compensation expense of $521,307 and depreciation and amortization of $192,977. Changes in assets and liabilities provided $132,946 in cash.

Net cash flows used in investing activities for the six months ended June 30, 2008 were $940,486. We invested $895,653 in the capitalization of website costs and $44,833 in the purchase of property and equipment.

Summary of Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable, recoverability of long-lived assets, income taxes, equity transactions (compensatory and financing) and contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guidance provided under SEC Staff Accounting Bulletin No. 104.

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

Please refer to our 2007 Annual Report on Form 10-K, as amended, for a discussion of our critical accounting policies. During the six months ended June 30, 2008, there were no material changes to these policies.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R retains guidance of SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles on the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

The weaknesses that we identified related to the fact that there was a lack of segregation of duties at the Company due to the small number of employees dealing with general, administrative and financial matters, our overall financial reporting structure and current staffing levels were not sufficient to support our financial reporting requirements, and we lacked the internal expertise required to apply complex accounting principles relating to specialized accounting issues.

To mitigate these risks, the Chairman of our Board of Directors, along with our Chief Executive Officer, President, and Principal Financial Officer, were assigned to perform duties related to our financial reporting obligations, specifically in relation to reviewing and approving all material contracts, transactions and complex accounting issues. These individuals are also responsible for reviewing and approving periodic financials and the information required to be disclosed by the Company in all reports we have and will file under the Exchange Act. Furthermore, during the third quarter of 2007, under the direction of our Board of Directors and our Chief Executive Officer, we engaged the services of a consulting firm to address the need to support the complexity of our financial reporting requirements and application of complex accounting principles.

Although the improvements we have made in our financial reporting processes have enabled us to (a) record, process and summarize transactions within the timeframes required to file our reports in a timely manner under the SEC's rules, and (b) better plan transactions that involve the application of complex accounting principles, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness.

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

Attestation Report of the Registered Public Accounting Firm/Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s independent registered public accounting firm with respect to our internal controls due to a transition period established by rules of the SEC for newly public companies. The Company completed a merger with RedRoller, Inc., a privately held company, on November 13, 2007 in a transaction accounted for as a reverse merger with RedRoller, Inc. deemed to be the company’s “acquirer” for accounting and financial reporting purposes. For the purposes of applying the requirements of Item 308 of Regulation S-K, RedRoller, Inc. as the Company’s “acquirer,” will provide these reports beginning with the year ending December 31, 2008.

Part II—Other Information

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings. From time to time, however, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and a variety of claims arising in connection with our services.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part 1, Item 1A. under the caption “Risk factors” of our annual report on Form 10K/A for the year ended December 31, 2007, which was filed with the SEC on April 29, 2008.

An investment in our common stock involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our stock. There may be additional risks of which we are currently unaware or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, our results of operations, and the value of our stock.  The Company’s ability to continue its operations is dependent upon its ability to raise additional working capital in the near term and subsequently to generate revenue and operating cash flow through the execution of its business plan.

Risks Relating to Liquidity

Our ability to continue as a going concern is dependent upon our ability to raise additional working capital in the near term.

Our consolidated financial statements as of June 30, 2008 have been prepared under the assumption that we will continue as a going concern for 2008. Our independent registered public accounting firm, Marcum & Kliegman LLC, have issued a report dated March 28, 2008  that includes an explanatory paragraph referring to our operating losses and conveys substantial doubt in our ability to continue as a going concern without additional working capital becoming available. Our ability to continue as a going concern is dependent upon our ability to raise additional working capital. There is no assurance that additional financing will be available to us on favorable terms or at all. If funds are not available when required for working capital needs, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our operations to reflect the extent of available funding.

Our current level of working capital, as well as the funds we expects to generate from operations, will enable us to sustain our business for less than one month.  If we are unable to raise additional capital in the near term, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our operations, suspending the pursuit of our business plan, reducing our workforce, lowering overhead expenses, and other measures as appropriate under the circumstances.  We have not obtained any commitments for additional financing, nor can we provide any assurance that additional  financing will be available to us on acceptable terms, if at all. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary in the event that we are unable to continue as a going concern.  If we are unable to obtain additional financing, we may be forced to seek protection under the bankruptcy laws.

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

We require capital to fund our operations and may not be able to obtain such capital in the near term on acceptable terms or at all.

The likelihood of our success must be considered in light of the expenses, difficulties and delays that could be encountered and the uncertain business and regulatory environment in which we do and will operate.  For ongoing operations and positioning we must, among other things, successfully obtain sufficient capital to: (a) support the development of highly scalable and fully functioning transactional software and hardware systems, which development includes continuous enhancement of the RedRoller System; (b) negotiate beneficial relationships with package delivery carriers and service providers; (c) attract, retain and motivate qualified personnel; (d) ensure that the appropriate infrastructure is present to support current and future operations; (e) support marketing, public relations, and other programs necessary to increase awareness of our business and of the RedRoller System; and (f) establish a cash reserve for contingencies.

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

We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our growth strategy and/or achieve our business objectives. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations and/or seek protection under the bankruptcy laws.

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

Our business strategy is to provide our customers with the ability to purchase, among other things, shipping services from various carriers. Accordingly, we are dependent upon secondary and tertiary service providers to fulfill our obligations to our customers.  We do not yet have fully negotiated, binding agreements with various carrier providers.  Hence, if we are unable to finalize or continue contractual discussions or arrangements with key carriers, or if such arrangement(s) expire or are terminated after they are entered into, our business would be adversely affected. If DHL, FedEx or Endicia should terminate any agreement with us, our competitive position and financial results would be materially adversely affected.  Should we establish relationships with shipping carriers that are not able to provide acceptable service levels to our customers, our competitive position and financial results could be adversely affected.

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

We are currently in the process of redesigning and enhancing  the RedRoller System.  Our failure to properly and effectively redesign the RedRoller System in a timely manner could lead to less demand than anticipated for our products and services and reduce our revenues.

The RedRoller System has been substantially redesigned and enhanced to support monthly subscription fees from users.  This is a major product redesign and there can be no assurance that our redesign and periodic enhancements to the RedRoller System will be accepted by users, will work as expected, or that various versions of the RedRoller System will be introduced on time or to users at any particular time or be free from defects or deficiencies at any stage of its introduction or use.  If the RedRoller System does not work as designed or contains deficiencies or defects that negatively impact the RedRoller System’s usability or operability, our operations and financial condition and/or results could be adversely affected.

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

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal and state securities laws. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were a privately held company.  It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of Sarbanes-Oxley, we may not be able to obtain the independent accountant certifications required by Sarbanes-Oxley, which, if applicable, would have a material adverse effect on us.

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

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are a holding company that depends on cash flow from our wholly owned subsidiary to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly owned subsidiary, RedRoller, Inc. Accordingly, all our operations will be conducted by RedRoller, Inc. and its wholly owned subsidiary Taylor Systems Engineering Corporation. We currently expect that the earnings and cash flow of our subsidiary will be retained and used by us in our operations.

Risks Related to Our Industry

Changes in government regulation of our industry and the Internet may adversely affect our business.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain.

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

Risks Relating to Our Common Stock

There is a limited trading market for our common stock, and we cannot ensure that a deeper market will ever develop or be sustained.

To date, there has been a limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We currently have no research analysts covering our stock, and there can be no assurance that we will be able to secure such research coverage. At present, our common stock is quoted on the automated quotation service of the Financial Institution Regulatory Authority (“FINRA”), known as the OTC Bulletin Board. Although we are not presently eligible, we intend to apply for listing of our common stock on either the American Stock Exchange, The Nasdaq Capital Market or another national securities exchange if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Bulletin Board or is suspended from the OTC Bulletin Board for any reason, the trading price of our common stock could suffer, the trading market for our common stock may become less liquid and our common stock price may be subject to increased volatility.

If we fail to maintain an effective system of internal controls we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We are in the process of evaluating changes to internal controls for our new public company status but have not yet implemented significant changes. Failure to implement changes to our internal controls or any other factors that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our business, operations or reported financial information. Any such inability to establish effective controls or loss of confidence would have an adverse effect on our company and could adversely affect the trading price of our stock.

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

In November of 2007, we entered into a “reverse merger” transaction with RedRoller, Inc., a privately held corporation; prior to this transaction, we were largely an inactive corporation with little to no operations.  Historically, the SEC and Nasdaq have not generally favored transactions in which a privately held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq Stock Markets or on a national securities exchange. Effective August 22, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by FINRA or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements, including the registration statement we must file as a result of the Private Placement, or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our stock, or in achieving admission to one of the Nasdaq Stock Markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of our shares may be negatively impacted.

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

REDROLLER HOLDINGS, INC.

By:	/s/ Michael Tribolet
Name:	Michael Tribolet
Title:	Chief Executive Officer
(Principal Executive Officer)

August 19, 2008